Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1995-08-14
CIK 702402

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                            0-10442


                    DYCO OIL AND GAS PROGRAM 1981-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



           Minnesota                             41-1411953
(State or other jurisdiction          (I.R.S. Employer Identification
 of incorporation or organization)                Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                          (918) 583-1791
            --------------------------------------------------
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                             ----       ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS

                                                        June 30,  December 31,
                                                          1995        1994
                                                      ----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $107,356      $ 91,259
             Accrued oil and gas sales, including
               $27,100 and $29,152 due from
               related parties (Note 2) . . . . . .      30,889        35,597
                                                       --------      --------
                Total current assets  . . . . . . .    $138,245      $126,856

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     143,672       153,111

          DEFERRED CHARGE . . . . . . . . . . . . .      43,842        43,842
                                                       --------      --------
                                                       $325,759      $323,809
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 26,674      $ 25,883
             Gas imbalance payable  . . . . . . . .      15,434        15,434
                                                       --------      --------
                Total current liabilities . . . . .    $ 42,108      $ 41,317

          ACCRUED LIABILITY . . . . . . . . . . . .      64,783        64,783

          CONTINGENCY (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               70 units . . . . . . . . . . . . . .       2,188         2,176
             Limited Partners, issued and outstanding,
               7,000 units  . . . . . . . . . . . .     216,680       215,533
                                                       --------      --------
                Total Partners' capital . . . . . .    $218,868      $217,709
                                                       --------      --------
                                                       $325,759      $323,809
                                                       ========      ========
                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $38,644 and $62,237 of sales
               to related parties (Note 2)  . . . .      $44,064      $86,892
             Interest . . . . . . . . . . . . . . .        1,360        1,203
                                                         -------      -------
                                                         $45,424      $88,095
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $24,387      $16,976
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .     8,202       18,516
             General and administrative (Note 2)  .       19,820       13,855
                                                         -------      -------
                                                         $52,409      $49,347
                                                         -------      -------

          NET (LOSS) INCOME . . . . . . . . . . . .     ($ 6,985)     $38,748
                                                         =======      =======
          GENERAL PARTNER (1%) - net (loss) income      ($    69)     $   388
                                                         =======      =======
          LIMITED PARTNERS (99%) - net (loss) income    ($ 6,916)     $38,360
                                                         =======      =======
          NET (LOSS) INCOME PER UNIT  . . . . . . .     ($     1)     $     6
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        7,070        7,070
                                                         =======      =======





                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $90,661 and $183,015 of sales
               to related parties (Note 2)  . . . .     $112,764     $215,452
             Interest . . . . . . . . . . . . . . .        2,583        1,860
                                                        --------     --------
                                                        $115,347     $217,312
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 51,376     $ 73,839
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       20,856       37,295
             General and administrative (Note 2)  .       41,956       34,598
                                                        --------     --------
                                                        $114,188     $145,732
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $  1,159     $ 71,580
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $     12     $    716
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $  1,147     $ 70,864
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $    -       $     10
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        7,070        7,070
                                                        ========     ========




                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                       ----------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $  1,159     $ 71,580
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       20,856       37,295
               Decrease in accrued oil and gas sales       4,708        9,193
               Increase in accounts payable . . . .          791       21,987
                                                        --------     --------
                Net cash provided by operating
                activities  . . . . . . . . . . . .     $ 27,514     $140,055
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 11,417)    $    -
                                                        --------     --------
                Net cash used by investing
                 activities . . . . . . . . . . . .    ($ 11,417)    $    -
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($176,750)
                                                        --------     --------

                Net cash used by financing activities   $    -      ($176,750)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $ 16,097    ($ 36,695)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD  . . . . . . . . . . . . . . . . .       91,259       83,688
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $107,356     $ 46,993
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $41,956 and $34,598 respectively, of which $25,026 and $25,026 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $90,661 and $183,015, respectively. At June 30, 1995 accrued oil and gas sales included $27,100 due from Premier.


          3. CONTINGENCY
             -----------

             On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of June 30, 1995 is an accrual by the General Partner of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                 Three months ended June 30,
                                                 ---------------------------
                                                       1995        1994
                                                       ----        ----
                  Oil and gas sales                 $44,064     $86,892
                  Oil and gas production expenses   $24,387     $16,976
                  Barrels produced                      114         597
                  Mcf produced                       31,291      49,082
                  Average price/Bbl                 $ 17.96     $ 13.94
                  Average price/Mcf                 $  1.34     $  1.60

               As shown in the table, oil and natural gas sales decreased 49.3% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted from the decreases in volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased 483 barrels and 17,791 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease in volumes of natural gas sold was primarily due to the normal decline in production from diminished oil and natural gas reserves. Natural gas prices decreased to an average of $1.34 per Mcf for the three months ended June 30, 1995 from an average of $1.60 per Mcf for the three months ended June 30, 1994, while oil prices increased to an average of $17.96 per barrel for the three months ended June 30, 1995 from an average of $13.94 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,411 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The increase was primarily due to a lease operating expense credit received from the operator on one well as a result of a clerical error during the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 55.3% for the three months ended June 30, 1995 from 19.5% for the three months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase in oil and gas production expenses as discussed above and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $10,314 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar decrease was primarily a result of an upward revision in the estimate of the Program's remaining oil and natural gas reserves and the decrease in volumes of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense decreased to 18.6% for the three months ended June 30, 1995 from 21.3% for the three months ended June 30, 1994. The percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense related to the upward revision in the estimate of the Program's remaining reserves as discussed above.

               General and administrative expenses increased by $5,965 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 45.0% for the three months ended June 30, 1995 from 15.9% for the three months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decrease in the volumes and average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

                                                   Six months ended June 30,
                                                   -------------------------
                                                       1995       1994
                                                       ----       ----
                  Oil and gas sales                  $112,764   $215,452
                  Oil and gas production expenses    $ 51,376   $ 73,839
                  Barrels produced                        256        767
                  Mcf produced                         83,509    114,420
                  Average price/Bbl                  $  16.64   $  13.08
                  Average price/Mcf                  $   1.30   $   1.80

               As shown in the table, oil and natural gas sales decreased 47.7% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted from the decreases in volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 511 barrels and 30,911 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease in volumes of natural gas sold was primarily due to the normal decline in production from diminished oil and natural gas reserves. Natural gas prices decreased to an average of $1.30 per Mcf for the six months ended June 30, 1995 from an average of $1.80 per Mcf for the six months ended June 30, 1994, while oil prices increased to an average of $16.64 per barrel for the six months ended June 30, 1995 from an average of $13.08 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,463 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from an accrual for certain legal contingencies during the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 45.6% for the six months ended June 30, 1995 from 34.3% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $16,439 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily the result of an upward revision in the estimate of the Program's remaining oil and natural gas reserves and the decrease in volumes of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 18.5% for the six months ended June 30, 1995 compared to 17.3% for the six months ended June 30, 1994.

               General and administrative expenses increased by $7,358 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 37.2% for the six months ended June 30, 1995 from 16.1% for the six months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decrease in the volumes and average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION



          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP

                                        (Registrant)


                                            By:  DYCO PETROLEUM CORPORATION

                                                 General Partner




          Date:     August 14, 1995          By:        /s/Dennis R. Neill
                                                  -------------------------
                                                            (Signature)
                                                  Dennis R. Neill
                                                  Senior Vice President



          Date:     August 14, 1995          By:       /s/Patrick M. Hall
                                                  -------------------------
                                                       (Signature)
                                                  Patrick M. Hall
                                                  Senior Vice President -
                                                  Controller
                                                  Principal Accounting
                                                  Officer