Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1981-1
filed 1995-08-24
CIK 702402

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarter ended                   Commission File Number
         March 31, 1995                               0-10442



                    DYCO OIL AND GAS PROGRAM 1981-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



          Minnesota                              41-1411953
 (State or other jurisdiction              (I.R.S. Employer Identification
 of incorporation or organization)                 Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------

          (Address of principal executive offices)          (Zip Code)



                          (918) 583-1791
               ---------------------------------------------------
               (Registrant's telephone number, including area code)





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
                                        (Unaudited)


                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $106,593      $ 91,259
             Accrued oil and gas sales, including
               $24,466 and $29,152 due from
               related parties (Note 2) . . . . . .      30,091        35,597
                                                       --------      --------
                Total current assets  . . . . . . .    $136,684      $126,856

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     151,839       153,111

          DEFERRED CHARGE . . . . . . . . . . . . .      43,842        43,842
                                                       --------      --------
                                                       $332,365      $323,809
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 26,295      $ 25,883
             Gas imbalance payable  . . . . . . . .      15,434        15,434
                                                       --------      --------
                Total current liabilities . . . . .    $ 41,729      $ 41,317

          ACCRUED LIABILITY . . . . . . . . . . . .      64,783        64,783

          CONTINGENCY (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               70 units . . . . . . . . . . . . . .       2,257         2,176
             Limited Partners, issued and outstanding,
               7,000 units  . . . . . . . . . . . .     223,596       215,533
                                                       --------      --------
                Total Partners' capital . . . . . .    $225,853      $217,709
                                                       --------      --------
                                                       $332,365      $323,809
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                           1995        1994
                                                         --------    ---------

          REVENUES:
             Oil and gas sales, including
               $52,017 and $115,778 of sales
               to related parties (Note 2)  . . . .      $68,700     $128,560
             Interest . . . . . . . . . . . . . . .        1,223          657
                                                         -------     --------
                                                         $69,923     $129,217
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $26,989     $ 56,863
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       12,654       18,779
             General and administrative (Note 2)  .       22,136       20,743
                                                         -------     --------
                                                         $61,779     $ 96,385
                                                         -------     --------
          NET INCOME  . . . . . . . . . . . . . . .      $ 8,144     $ 32,832
                                                         =======     ========
          GENERAL PARTNER (1%) - net income . . . .      $    81     $    328
                                                         =======     ========
          LIMITED PARTNERS (99%) - net income . . .      $ 8,063     $ 32,504
                                                         =======     ========
          NET INCOME PER UNIT . . . . . . . . . . .      $     1     $      5
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        7,070        7,070
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $  8,144     $ 32,832
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       12,654       18,779
               Decrease (increase) in accrued oil and
                gas sales . . . . . . . . . . . . .        5,506    (  11,011)
               Increase in accounts payable . . . .          412       21,595
                                                        --------     --------
                Net cash provided by operating
                   activities                           $ 26,716  $    62,195
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 11,382)    $    -
             Retirements of oil and gas properties           -            163
                                                        --------     --------
                Net cash (used) provided by investing
                    activities. . . . . . . . . . .    ($ 11,382)    $    163
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities   $    -       $    -
                                                        --------     --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 15,334     $ 62,358

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                       PERIOD             91,259       83,688
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $106,593     $146,046
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $22,136 and $20,743, respectively, of which $12,513 and $12,513 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $52,017 and $115,778, respectively, respectively. At March 31, 1995 accrued oil and gas sales included $24,466 due from Premier.

          3. CONTINGENCY
             -----------

             On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of March 31, 1995 is an accrual by the General Partner of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

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

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.
                                                 Three Months ended March 31,
                                                 ----------------------------
                                                      1995          1994
                                                      ----          ----
                  Oil and gas sales                 $68,700      $128,560
                  Oil and gas production expenses   $26,989      $ 56,863
                  Barrels produced                      142           170
                  Mcf produced                       52,218        65,338
                  Average price/Bbl                 $ 15.59      $  10.08
                  Average price/Mcf                 $  1.27      $   1.94

               As shown in the table, oil and natural gas sales decreased 46.6% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased by 28 barrels and 13,120 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The decrease in volumes of oil and natural gas sold was primarily due to the normal decline in production from diminished oil and natural gas reserves. Average natural gas prices decreased to $1.27 per Mcf for the three months ended March 31, 1995 from $1.94 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $15.59 per barrel for the three months ended March 31, 1995 from $10.08 per barrel for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $29,874 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily the result of an accrual for certain litigation costs during the three months ended March 31, 1994 and the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses decreased to 39.3% for the three months ended March 31, 1995 from 44.2% for the three months ended March 31, 1994. This percentage decrease was primarily a result of the accrual for certain litigation costs during the three months ended March 31, 1994 as discussed above, partially offset by the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $6,125 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar decrease was consistent with the decreases in volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense increased to 18.4% for the three months ended March 31, 1995 from 14.6% for the three months ended March 31, 1994. This percentage increase was primarily the result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses increased slightly by $1,393 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 32.2% for the three months ended March 31, 1995 from 16.1% for the three months ended March 31, 1994. This percentage increase was a result of the decreases in volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




Date:     August 24, 1995          By:      /s/Dennis  R. Neill
                                            -------------------------
                                            (Signature)
                                            Dennis R. Neill
                                            Senior Vice President



Date:     August 24, 1995          By:      /s/Patrick  M. Hall
                                            -------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Senior Vice President   -
                                              Controller
                                            Principal Accounting Officer