Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1995-11-13
CIK 702402

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
       September 30, 1995                            0-10442


                    DYCO OIL AND GAS PROGRAM 1981-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



           Minnesota                             41-1411953
(State or other jurisdiction of     (I.R.S.   Employer  Identification
incorporation or organization)               Number)




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
                                        (Unaudited)


                                          ASSETS

                                                    September 30, December 31,
                                                        1995          1994
                                                    ------------  ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $103,381      $ 91,259
             Accrued oil and gas sales, including
               $22,590 and $29,152 due from
               related parties (Note 2) . . . . . .      26,899        35,597
                                                       --------      --------
                Total current assets  . . . . . . .    $130,280      $126,856

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     155,169       153,111

          DEFERRED CHARGE . . . . . . . . . . . . .      43,842        43,842
                                                       --------      --------
                                                       $329,291      $323,809
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $ 26,359      $ 25,883
             Gas imbalance payable  . . . . . . . .      15,434        15,434
                                                       --------      --------
                Total current liabilities . . . . .    $ 41,793      $ 41,317

          ACCRUED LIABILITY . . . . . . . . . . . .      64,783        64,783

          CONTINGENCY (Note 3)

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               70 units . . . . . . . . . . . . . .       2,226         2,176
             Limited Partners, issued and outstanding,
               7,000 units  . . . . . . . . . . . .     220,489       215,533
                                                       --------      --------
                Total Partners' capital . . . . . .    $222,715      $217,709
                                                       --------      --------
                                                       $329,291      $323,809
                                                       ========      ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $50,011 and $49,745 of sales
               to related parties (Note 2)  . . . .      $54,740      $63,260
             Interest . . . . . . . . . . . . . . .        1,015          518
                                                         -------      -------
                                                         $55,755      $63,778
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $21,714      $21,983
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       15,568       10,729
             General and administrative (Note 2)  .       14,626       15,289
                                                         -------      -------
                                                         $51,908      $48,001
                                                         -------      -------

          NET INCOME  . . . . . . . . . . . . . . .      $ 3,847      $15,777
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $    38      $   158
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income . . .      $ 3,809      $15,619
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $     1      $     2
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        7,070        7,070
                                                         =======      =======



                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                        ---------   ----------

          REVENUES:
             Oil and gas sales, including
               $140,672 and $232,760 of sales
               to related parties (Note 2)  . . . .     $167,504     $278,712
             Interest . . . . . . . . . . . . . . .        3,598        2,378
                                                        --------     --------
                                                        $171,102     $281,090
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 73,090     $ 95,822
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       36,424       48,024
             General and administrative (Note 2)  .       56,582       49,887
                                                        --------     --------
                                                        $166,096     $193,733
                                                        --------     --------

          NET INCOME  . . . . . . . . . . . . . . .     $  5,006     $ 87,357
                                                        ========     ========
          GENERAL PARTNER (1%) - net income . . . .     $     50     $    874
                                                        ========     ========
          LIMITED PARTNERS (99%) - net income . . .     $  4,956     $ 86,483
                                                        ========     ========
          NET INCOME PER UNIT . . . . . . . . . . .     $      1     $     12
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        7,070        7,070
                                                        ========     ========



                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                        (Unaudited)



                                                          1995         1994
                                                       ----------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .     $  5,006     $ 87,357
             Adjustments to reconcile net income to
              net cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       36,424       48,024
               Decrease in accrued oil and gas sales       8,698       21,431
               Increase in accounts payable . . . .          476       20,853
               Decrease in gas imbalance payable  .          -      (   5,146)
               Increase in accrued liability  . . .          -            484
                                                        --------     --------
               Net cash provided by operating
                 activities                             $ 50,604     $173,003
                                                        --------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .    ($ 38,482)    $    -
             Retirements of oil and gas properties           -              2
                                                        --------     --------
                Net cash (used) provided by investing
                  activities  . . . . . . . . . . .    ($ 38,482)    $      2
                                                        --------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .     $    -      ($176,750)
                                                        --------     --------

                Net cash used by financing activities   $    -      ($176,750)
                                                        --------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .     $ 12,122    ($  3,745)

          CASH AND CASH EQUIVALENTS AT BEGINNING
             OF PERIOD  . . . . . . . . . . . . . .       91,259       83,688
                                                        --------     --------
          CASH AND CASH EQUIVALENTS AT END OF
             PERIOD . . . . . . . . . . . . . . . .     $103,381     $ 79,943
                                                        ========     ========



                      The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                          CONDENSED NOTES TO FINANCIAL STATEMENTS
                                    SEPTEMBER 30, 1995
                                        (Unaudited)


       1. ACCOUNTING POLICIES
          -------------------

          The balance sheets as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner (the "General Partner") of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the
          "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

          Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

       2. TRANSACTIONS WITH RELATED PARTIES
          ---------------------------------

          Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 such expenses totaled $14,626 and $15,289, respectively, of which $12,513 and $12,513 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $56,582 and $49,887 respectively, of which $37,539 and $37,539 were paid to Dyco.

          Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

          The  Program  sells gas  at market  prices  to Premier  Gas Company
          ("Premier"),  an affiliated  company, and  Premier may  then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales totaled $50,011 and $49,745, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $140,672 and $232,760, respectively. At September 30, 1995 accrued oil and gas sales included $22,590 due from Premier.


       3. CONTINGENCY
          -----------

          On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.7 million in actual damages and approximately $2.7 million in punitive damages. Dyco is presently appealing the matter. Included in these financial statements as of September 30, 1995 is an accrual by the General Partner of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply and weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                             Three months ended September 30,
                                             --------------------------------
                                                  1995           1994
                                                  ----           ----
                  Oil and gas sales              $54,740        $63,260
                  Oil and gas production
                    expenses                     $21,714        $21,983
                  Barrels produced                   324            516
                  Mcf produced                    41,443         37,693
                  Average price/Bbl              $ 14.60        $ 14.76
                  Average price/Mcf              $  1.21        $  1.48

               As shown in the table, oil and natural gas sales decreased 13.5% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from a decrease in (i) volumes of oil sold and (ii) the average price of natural gas sold, partially offset by an increase in the volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               Volumes of oil sold decreased by 192 barrels, while volumes of natural gas sold increased by 3,750 Mcf for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Oil and natural gas prices decreased to averages of $14.60 per barrel and $1.21 per Mcf, respectively, for the three months ended September 30, 1995 from averages of $14.76 per barrel and $1.48 per Mcf, respectively, for the three months ended September 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 39.7% for the three months ended September 30, 1995 from 34.8% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decreases in the average prices of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties increased $4,839 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of the increase in the volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 28.4% for the three months ended September 30, 1995 from 17.0% for the three months ended September 30, 1994. This percentage increase resulted primarily from the decreases in the average prices of oil and natural gas sold for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               General and administrative expenses decreased $663 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 26.7% for the three months ended September 30, 1995 from 24.2% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decreases in the average prices of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

               NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                              Nine months ended September 30,
                                              -------------------------------
                                                  1995           1994
                                                  ----           ----
                  Oil and gas sales             $167,504       $278,712
                  Oil and gas production
                    expenses                    $ 73,090       $ 95,822
                  Barrels produced                   580          1,283
                  Mcf produced                   124,952        152,113
                  Average price/Bbl             $  15.50       $  13.76
                  Average price/Mcf             $   1.27       $   1.72

               As shown in the table, oil and natural gas sales decreased 39.9% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted from the decrease in (i) volumes of oil and natural gas sold and (ii) the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 703 barrels and 27,161 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of oil sold resulted primarily from diminished production on one of the Program's wells which was shut-in due to mechanical difficulties during a portion of the nine months ended September 30, 1995. The decrease in volumes of natural gas sold was primarily due to gas balancing adjustments on one of the Program's wells during the nine months ended September 30, 1995. Natural gas prices decreased to an average of $1.27 per Mcf for the nine months ended September 30, 1995 from an average of $1.72 per Mcf for the nine months ended September 30, 1994, while oil prices increased to an average of $15.50 per barrel for the nine months ended September 30, 1995 from an average of $13.76 per barrel for the nine months ended September 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,732 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from an accrual for certain legal contingencies during the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 43.6% for the nine months ended September 30, 1995 from 34.4% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $11,600 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 21.7% for the nine months ended September 30, 1995 from 17.2% for the nine months ended September 30, 1994. This percentage increase resulted primarily from the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

               General and administrative expenses increased by $6,695 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 33.8% for the nine months ended September 30, 1995 from 17.9% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decrease in the volumes and average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                                   DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                                   PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




    Date:  November 9, 1995        By: /s/Dennis R. Neill
                                       -----------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       Senior Vice President



     Date:  November 9, 1995       By: /s/Patrick M. Hall
                                       ---------------------------
                                       (Signature)
                                       Patrick M. Hall
                                       Senior Vice President -
                                       Controller
                                       Principal Accounting Officer