Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1996-08-05
CIK 702402

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
         June 30, 1996                        0-10442


                    DYCO OIL AND GAS PROGRAM 1981-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



               Minnesota                   41-1411953
     (State or other jurisdiction  (I.R.S. Employer Identification
          of incorporation or               Number)
            organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------
CURRENT ASSETS:
  Cash and cash equivalents              $197,477      $ 86,202
  Accrued oil and gas sales, including
   $33,346 due from related parties
   in 1995 (Note 2)                        47,060        37,810
                                         --------      --------
     Total current assets                $244,537      $124,012

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    112,310       179,288

DEFERRED CHARGE                            31,560        31,560
                                         --------      --------
                                         $388,407      $334,860
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                       $ 24,330      $ 25,822
  Gas imbalance payable                     1,383         1,383
                                         --------      --------
     Total current liabilities           $ 25,713      $ 27,205

ACCRUED LIABILITY                          78,165        78,165

CONTINGENCIES (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 70 units                    2,844         2,294
  Limited Partners, issued and
   outstanding 7,000 units                281,685       227,196
                                         --------      --------
     Total Partners' capital             $284,529      $229,490
                                         --------      --------
                                         $388,407      $334,860
                                         ========      ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $38,644 of sales to related
   parties in 1995 (Note 2)              $64,767       $44,064
  Interest                                 1,576         1,360
                                         -------       -------
                                         $66,343       $45,424

COST AND EXPENSES:
  Oil and gas production                 $18,555       $24,387
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              9,701         8,202
  General and administrative (Note 2)     18,576        19,820
                                         -------       -------
                                         $46,832       $52,409
                                         -------       -------

NET INCOME (LOSS)                        $19,511      ($ 6,985)
                                         =======       =======
GENERAL PARTNER (1%) - net income
  (loss)                                 $   195      ($    69)
                                         =======       =======
LIMITED PARTNERS (99%) - net income
  (loss)                                 $19,316      ($ 6,916)
                                         =======       =======
NET INCOME (LOSS) PER UNIT               $     3      ($     1)
                                         =======       =======
UNITS OUTSTANDING                          7,070         7,070
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $90,661 of sales to related
   parties in 1995 (Note 2)             $151,571      $112,764
  Interest                                 2,438         2,583
                                        --------      --------
                                        $154,009      $115,347

COST AND EXPENSES:
  Oil and gas production                $ 36,931      $ 51,376
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             21,130        20,856
  General and administrative (Note 2)     40,909        41,956
                                        --------      --------
                                        $ 98,970      $114,188
                                        --------      --------

NET INCOME                              $ 55,039      $  1,159
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    550      $     12
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 54,489      $  1,147
                                        ========      ========
NET INCOME PER UNIT                     $      8      $    -
                                        ========      ========
UNITS OUTSTANDING                          7,070         7,070
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 55,039     $  1,159
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            21,130       20,856
   (Increase) decrease in accrued oil
     and gas sales                      (   9,250)       4,708
   Increase (decrease) in accounts
     payable                            (   1,492)         791
                                         --------     --------
   Net cash provided by operating
     activities                          $ 65,427     $ 27,514
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 17,084)   ($ 11,417)
  Retirements of oil and gas
   properties                              62,932          -
                                         --------     --------
   Net cash provided (used) by
     investing activities                $ 45,848    ($ 11,417)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                          $    -       $    -
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $111,275     $ 16,097

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      86,202       91,259
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $197,477     $107,356
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $18,576 and $19,820, respectively, of which $12,513 and $12,513 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $40,909 and $41,956, respectively, of which $25,026 and $25,026 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $38,644. During the six months ended June 30, 1995 these sales totaled $90,661. At December 31, 1995, accrued oil and gas sales included $33,346 due from Premier.

3.   CONTINGENCY
     -----------

     On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of
     the  Program's  wells  located  on an  adjoining  property.   The
     lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all  in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages.  Dyco  appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs have filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court
     of Appeals' opinion.   Included in these financial  statements as
     of December 31, 1995 and June 30, 1996 is an accrual by the General Partner of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

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

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $64,767          $44,064
      Oil and gas production expenses   $18,555          $24,387
      Barrels produced                       52              114
      Mcf produced                       31,938           31,291
      Average price/Bbl                 $ 20.10          $ 17.96
      Average price/Mcf                 $  2.00          $  1.34

     As shown in the table, oil and gas sales increased $20,703 (47.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $20,652 was related to the increase in the average price of natural gas sold. Volumes of oil sold decreased 62 barrels, while volumes of natural gas sold increased 647 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from diminished production on one well which was shut-in during the three months ended June 30, 1996 due to mechanical difficulties. Average oil and natural gas prices increased to $20.10 per barrel and $2.00 per Mcf, respectively, for the three months ended June 30, 1996 from $17.96 per barrel and $1.34 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $5,832 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from (i) a decrease in general operating expenses due to one well being shut-in during the three months ended June 30, 1996 due to mechanical difficulties and (ii) workover expenses incurred on one well during the three months ended June 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 28.6% for the three months ended June 30, 1996 from 55.3% for the three months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation,   depletion,  and  amortization   of  oil  and  gas
     properties increased $1,499 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily the result of an increase in the price associated with the Program's remaining natural gas reserves used in the calculation of depreciation, depletion, and amortization for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 15.0% for the three months ended June 30, 1996 from 18.6% for the three months ended June 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $1,244 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended

     June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 28.7% for the three months ended June 30, 1996 from 45.0% for the three months ended June 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $151,571        $112,764
      Oil and gas production expenses   $ 36,931        $ 51,376
      Barrels produced                       138             256
      Mcf produced                        78,104          83,509
      Average price/Bbl                 $  18.24        $  16.64
      Average price/Mcf                 $   1.91        $   1.30

     As shown in the table, oil and gas sales increased $38,807 (34.4%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $50,940 was related to the increase in the average price of natural gas sold, partially offset by a $10,324 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased 118 barrels and 5,405 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from diminished production on one well which was shut-in during the six months ended June 30, 1996 due to mechanical difficulties. The decrease in the volumes of natural gas sold was primarily due to normal declines in production from diminished natural gas reserves during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, partially offset by increased production during the six months ended June 30, 1996 on one well which was shut-in during a portion of the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.24 per barrel and $1.91 per Mcf, respectively, for the six months ended June 30, 1996 from $16.64 per barrel and $1.30 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,445 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease resulted primarily from (i) a decrease in general operating expenses due to one well being shut-in during the six months ended June 30, 1996 due to mechanical difficulties, (ii) workover expenses incurred on one well during the six months ended June 30, 1995 in order to improve the recovery of reserves, and (iii) higher general repair and maintenance expenses incurred on another well during the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.4% for the six months ended June 30, 1996 from 45.6% for the six months ended June 30, 1995. This percentage decrease was primarily a result of increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 13.9% for the six months ended June 30, 1996 from 18.5% for the six months ended June 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $1,047 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 27.0% for the six months ended June 30, 1996 from 37.2% for the six months ended June 30, 1995. This percentage decrease resulted primarily from increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 5, 1996    By:       /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 5, 1996    By:       /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.