Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1996-10-25
CIK 702402

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
      September 30, 1996                      0-10442


                    DYCO OIL AND GAS PROGRAM 1981-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



               Minnesota                   41-1411953
     (State or other jurisdiction  (I.R.S. Employer Identification
          of incorporation or               Number)
            organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $219,603      $ 86,202
  Accrued oil and gas sales, including
   $33,346 due from related parties
   in 1995 (Note 2)                         37,489        37,810
                                          --------      --------
     Total current assets                 $257,092      $124,012

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     108,559       179,288

DEFERRED CHARGE                             31,560        31,560
                                          --------      --------
                                          $397,211      $334,860
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $ 25,468      $ 25,822
  Gas imbalance payable                      1,383         1,383
                                          --------      --------
     Total current liabilities            $ 26,851      $ 27,205

ACCRUED LIABILITY                           78,165        78,165

CONTINGENCY (Note 3)

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 70 units                     2,921         2,294
  Limited Partners, issued and
   outstanding, 7,000 units                289,274       227,196
                                          --------      --------
     Total Partners' capital              $292,195      $229,490
                                          --------      --------
                                          $397,211      $334,860
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $50,011 of sales to related
   parties in 1995 (Note 2)              $54,005       $54,740
  Interest                                 2,094         1,015
                                         -------       -------
                                         $56,099       $55,755

COST AND EXPENSES:
  Oil and gas production                 $24,805       $21,714
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              8,392        15,568
  General and administrative (Note 2)     15,236        14,626
                                         -------       -------
                                         $48,433       $51,908
                                         -------       -------

NET INCOME                               $ 7,666       $ 3,847
                                         =======       =======
GENERAL PARTNER (1%) - net income        $    77       $    38
                                         =======       =======
LIMITED PARTNERS (99%) - net income      $ 7,589       $ 3,809
                                         =======       =======
NET INCOME PER UNIT                      $  1.08       $   .54
                                         =======       =======
UNITS OUTSTANDING                          7,070         7,070
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $140,672 of sales to related
   parties in 1995 (Note 2)             $205,576      $167,504
  Interest                                 4,532         3,598
                                        --------      --------
                                        $210,108      $171,102

COST AND EXPENSES:
  Oil and gas production                $ 61,736      $ 73,090
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             29,522        36,424
  General and administrative (Note 2)     56,145        56,582
                                        --------      --------
                                        $147,403      $166,096
                                        --------      --------

NET INCOME                              $ 62,705      $  5,006
                                        ========      ========
GENERAL PARTNER (1%) - net income       $    627      $     50
                                        ========      ========
LIMITED PARTNERS (99%) - net income     $ 62,078      $  4,956
                                        ========      ========
NET INCOME PER UNIT                     $   8.87      $    .71
                                        ========      ========
UNITS OUTSTANDING                          7,070         7,070
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 62,705     $  5,006
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            29,522       36,424
   Decrease in accrued oil and
     gas sales                                321        8,698
   Increase (decrease) in accounts
     payable                            (     354)         476
                                         --------     --------
   Net cash provided by operating
     activities                          $ 92,194     $ 50,604
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($ 22,123)   ($ 38,482)
  Retirements of oil and gas
   properties                              63,330          -
                                         --------     --------
   Net cash provided (used) by
     investing activities                $ 41,207    ($ 38,482)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
     activities                          $    -       $    -
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $133,401     $ 12,122

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      86,202       91,259
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $219,603     $103,381
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $15,236 and $14,626, respectively, of which $12,513 and $12,513 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $56,145 and $56,582, respectively, of which $37,539 and $37,539 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $50,011. During the nine months ended September 30, 1995 these sales totaled $140,672. At December 31, 1995, accrued gas sales included $33,346 due from Premier.

3.   CONTINGENCY
     -----------

     On November 12, 1992, two individuals filed a lawsuit against Dyco and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on one of the Program's wells located on an adjoining property. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals' opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial. Included in these financial statements as of December 31, 1995 and September 30, 1996 is an accrual by the General Partner of $20,000 representing the Program's share of estimated ultimate damages resulting from this contingency.

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

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $54,005          $54,740
      Oil and gas production expenses   $24,805          $21,714
      Barrels produced                       26              324
      Mcf produced                       27,712           41,443
      Average price/Bbl                 $ 21.31          $ 14.60
      Average price/Mcf                 $  1.93          $  1.21

     As shown in the table above, oil and gas sales remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. While the average prices of oil and natural gas sold increased for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, any resulting increase in oil and gas sales was offset by decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 298 barrels and 13,731 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from (i) diminished production on one well which was shut-in during the three months ended September 30, 1996 due to mechanical difficulties and (ii) the normal decline in production on one well during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due to diminished reserves. The decrease in the volumes of natural gas sold resulted primarily from (i) one natural gas producing well having an overproduced status for the three months ended September 30, 1996 and (ii) the normal decline in production on one well due to diminished natural gas reserves during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $21.31 per barrel and $1.93 per Mcf, respectively, for the three months ended September 30, 1996 from $14.60 per barrel and $1.21 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $3,091 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from workover expenses incurred on two wells during the three months ended September 30, 1996 in order to improve the recovery of reserves, partially offset by workover expenses incurred on one well during the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 45.9% for the three months ended September 30, 1996 from 39.7% for the three months ended September 30, 1995. This percentage increase was primarily a result of the increase in workover expenses incurred during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, partially offset by the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,176 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 15.5% for the three months ended September 30, 1996 from 28.4% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $610 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 28.2% for the three months ended September 30, 1996 from 26.7% for the three months ended September 30, 1995. This percentage increase resulted primarily from the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, partially offset by the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $205,576        $167,504
      Oil and gas production expenses   $ 61,736        $ 73,090
      Barrels produced                       164             580
      Mcf produced                       105,816         124,952
      Average price/Bbl                 $  18.73        $  15.50
      Average price/Mcf                 $   1.91        $   1.27

     As shown in the table above, oil and gas sales increased $38,072 (22.7%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $79,969 was related to the increase in the average price of natural gas sold, partially offset by a $44,342 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 416 barrels and 19,136 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from diminished production on one well which was shut-in during the nine months ended September 30, 1996 due to mechanical difficulties. The decrease in the volumes of natural gas sold was primarily due to (i) one natural gas producing well having an overproduced status for a portion of the nine months ended September 30, 1996 and (ii) the normal decline in production on one well due to diminished natural gas reserves during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $18.73 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1996 from $15.50 per barrel and $1.27 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,354 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the shutting-in of one well during the nine months ended September 30, 1996 due to mechanical difficulties and (ii) workover expenses incurred on another well during the nine months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 30.0% for the nine months ended September 30, 1996 from 43.6% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,902 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September

     30, 1995. As a percentage of oil and gas sales, this expense decreased to 14.4% for the nine months ended September 30, 1996 from 21.7% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 27.3% for the nine months ended September 30, 1996 from 33.8% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 12, 1992 Larry and Leona Beck filed a lawsuit against Dyco Petroleum Corporation ("Dyco") and others in which the plaintiffs alleged damages to their land as a result of remediation operations conducted on the Paul King No. 1-7 well (Beck v. Trigg Drilling Company, Inc., et al., C-92-227, District Court of Beckham County, Oklahoma). The Program had an approximate 5.7% working interest in the Paul King No. 1-7 well at the time the lawsuit was filed. The lawsuit alleged claims based on negligence, private nuisance, public nuisance, trespass, unjust enrichment, constructive fraud, and permanent injunctive relief, all in amounts to be determined at trial. A trial was conducted in the matter on February 22, 1994 in which the jury entered a verdict in favor of the plaintiffs in the amount of approximately $5.5 million, consisting of approximately $2.75 million in actual damages and approximately $2.75 million in punitive damages. Dyco appealed the district court's verdict and on March 5, 1996 the Oklahoma Court of Appeals reversed the district court's verdict and ordered a new trial. Both Dyco and the plaintiffs filed petitions for certiorari with the Supreme Court of Oklahoma seeking a further review of the Court of Appeals opinion, both of which petitions for certiorari were denied on July 3, 1996. The case has been remanded to the district court for a new trial.


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  October 25, 1996      By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 25, 1996      By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.