Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1997-08-07
CIK 702402

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
        June 30, 1997                         0-10442


                    DYCO OIL AND GAS PROGRAM 1981-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



               Minnesota                   41-1411953
     (State or other jurisdiction  (I.R.S. Employer Identification
          of incorporation or               Number)
            organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 94,890      $197,842
  Accrued oil and gas sales                 33,854        55,764
                                          --------      --------
     Total current assets                 $128,744      $253,606

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      79,441       116,932

DEFERRED CHARGE                             68,024        68,024
                                          --------      --------
                                          $276,209      $438,562
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  9,533      $ 11,961
  Gas imbalance payable                     26,912        26,912
                                          --------      --------
     Total current liabilities            $ 36,445      $ 38,873

ACCRUED LIABILITY                          127,351       127,351

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 70 units                     1,123         2,722
  Limited Partners, issued and
   outstanding, 7,000 units                111,290       269,616
                                          --------      --------
     Total Partners' capital              $112,413      $272,338
                                          --------      --------
                                          $276,209      $438,562
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $37,249       $64,767
  Interest                                   578         1,576
                                         -------       -------
                                         $37,827       $66,343

COST AND EXPENSES:
  Oil and gas production                 $ 3,603       $18,555
  Depreciation, depletion, and
   amortization of oil and gas
   properties                                236         9,701
  General and administrative (Note 2)     16,220        18,576
                                         -------       -------
                                         $20,059       $46,832
                                         -------       -------

NET INCOME                               $17,768       $19,511
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   178       $   195
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $17,590       $19,316
                                         =======       =======
NET INCOME PER UNIT                      $  2.51       $  2.76
                                         =======       =======
UNITS OUTSTANDING                          7,070         7,070
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $117,524      $151,571
  Interest                                 2,442         2,438
                                        --------      --------
                                        $119,966      $154,009

COST AND EXPENSES:
  Oil and gas production                $ 44,651      $ 36,931
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             14,287        21,130
  General and administrative (Note 2)     44,203        40,909
                                        --------      --------
                                        $103,141      $ 98,970
                                        --------      --------

NET INCOME                              $ 16,825      $ 55,039
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    168      $    550
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 16,657      $ 54,489
                                        ========      ========
NET INCOME PER UNIT                     $   2.38      $   7.78
                                        ========      ========
UNITS OUTSTANDING                          7,070         7,070
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 16,825     $ 55,039
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            14,287       21,130
   (Increase) decrease in accrued oil
     and gas sales                         21,910    (   9,250)
   Decrease in accounts payable         (   2,428)   (   1,492)
                                         --------     --------
   Net cash provided by operating
     activities                          $ 50,594     $ 65,427
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $ 24,289     $ 62,932
  Additions to oil and gas properties   (   1,085)   (  17,084)
                                         --------      -------
   Net cash provided by investing
     activities                          $ 23,204     $ 45,848
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($176,750)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($176,750)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($102,952)    $111,275

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     197,842       86,202
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 94,890     $197,477
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $16,220 and $18,576, respectively, of which $12,513 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $44,203 and $40,909, respectively, of which $25,026 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three months ended June 30,
                                      ---------------------------
                                         1997             1996
                                        -------          -------
      Oil and gas sales                 $37,249          $64,767
      Oil and gas production expenses   $ 3,603          $18,555
      Barrels produced                       44               52
      Mcf produced                       18,637           31,938
      Average price/Bbl                 $ 17.16          $ 20.10
      Average price/Mcf                 $  1.82          $  2.00

     As shown in the table above, total oil and gas sales decreased $27,518 (42.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $27,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 8 barrels and 13,301 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in the volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells and (ii) the sale of two gas producing wells during 1996 and the second quarter of 1997. Average oil and gas prices decreased to $17.16 per barrel and $1.82 per Mcf, respectively, for the three months ended June 30, 1997 from $20.10 per barrel and $2.00 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,952 (80.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) a decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, (iii) recompletion expenses incurred on one well during the three months ended June 30, 1996 in order to improve the recovery of reserves, and (iv) credits received from the operator on two wells for prior period marketing deductions during the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 9.7% for the three months ended June 30, 1997 from 28.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,465 (97.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) an increase in the gas price used in the valuation of reserves at June 30, 1997,
     (ii) a decrease in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, and (iii) a decrease in oil and gas properties subject to amortization due to the sale of two wells discussed above. As a percentage of oil and gas sales, this expense decreased to 0.6% for the three months ended June 30, 1997 from 15.0% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses decreased $2,356 (12.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 43.5% for the three months ended June 30, 1997 from 28.7% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six months ended June 30,
                                        -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $117,524        $151,571
      Oil and gas production expenses   $ 44,651        $ 36,931
      Barrels produced                       103             138
      Mcf produced                        48,199          78,104
      Average price/Bbl                 $  20.08        $  18.24
      Average price/Mcf                 $   2.34        $   1.91

     As shown in the table above, total oil and gas sales decreased $34,047 (22.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $57,000 was related to a decrease in the volumes of gas sold, partially offset by an increase of approximately $21,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 35 barrels and 29,905 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells and (ii) the sale of two gas producing wells during 1996 and the second quarter of 1997. Average oil and gas prices increased to $20.08 per barrel and $2.34 per Mcf, respectively, for the six months ended June 30, 1997 from $18.24 per barrel and $1.91 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,720 (20.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on one well during the six months ended June 30, 1997 in order to improve the recovery of reserves, partially offset by (i) a decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 38.0% for the six months ended June 30, 1997 from 24.4% for the six months ended June 30, 1996. This percentage increase was primarily due to the workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,843 (32.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from a decrease in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 12.2% for the six months ended June 30, 1997 as compared to 13.9% for the six months ended June 30, 1996.

     General and administrative expenses increased $3,294 (8.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in both professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 37.6% for the six months ended June 30, 1997 from 27.0% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 7, 1997        By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 7, 1997        By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.