Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1997-11-04
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended              Commission File Number
       September 30, 1997                      0-10442


                    DYCO OIL AND GAS PROGRAM 1981-1
                        (A LIMITED PARTNERSHIP)
        (Exact Name of Registrant as specified in its charter)



               Minnesota                   41-1411953
     (State or other jurisdiction  (I.R.S. Employer Identification
          of incorporation or               Number)
            organization)




     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $106,610      $197,842
  Accrued oil and gas sales                 23,142        55,764
                                          --------      --------
     Total current assets                 $129,752      $253,606

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      75,210       116,932

DEFERRED CHARGE                             68,024        68,024
                                          --------      --------
                                          $272,986      $438,562
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,254      $ 11,961
  Gas imbalance payable                     26,912        26,912
                                          --------      --------
     Total current liabilities            $ 31,166      $ 38,873

ACCRUED LIABILITY                          127,351       127,351

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 70 units                     1,144         2,722
  Limited Partners, issued and
   outstanding, 7,000 units                113,325       269,616
                                          --------      --------
     Total Partners' capital              $114,469      $272,338
                                          --------      --------
                                          $272,986      $438,562
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $29,425       $54,005
  Interest                                 1,058         2,094
                                         -------       -------
                                         $30,483       $56,099

COST AND EXPENSES:
  Oil and gas production                 $ 9,749       $24,805
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              2,430         8,392
  General and administrative (Note 2)     16,248        15,236
                                         -------       -------
                                         $28,427       $48,433
                                         -------       -------

NET INCOME                               $ 2,056       $ 7,666
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $    21       $    77
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $ 2,035       $ 7,589
                                         =======       =======
NET INCOME PER UNIT                      $   .29       $  1.08
                                         =======       =======
UNITS OUTSTANDING                          7,070         7,070
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $146,949      $205,576
  Interest                                 3,500         4,532
                                        --------      --------
                                        $150,449      $210,108

COST AND EXPENSES:
  Oil and gas production                $ 54,400      $ 61,736
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             16,717        29,522
  General and administrative (Note 2)     60,451        56,145
                                        --------      --------
                                        $131,568      $147,403
                                        --------      --------

NET INCOME                              $ 18,881      $ 62,705
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    189      $    627
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 18,692      $ 62,078
                                        ========      ========
NET INCOME PER UNIT                     $   2.67      $   8.87
                                        ========      ========
UNITS OUTSTANDING                          7,070         7,070
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 18,881     $ 62,705
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            16,717       29,522
   Decrease in accrued oil and
     gas sales                             32,622          321
   Decrease in accounts payable         (   7,707)   (     354)
                                         --------     --------
   Net cash provided by operating
     activities                          $ 60,513     $ 92,194
                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $ 26,506     $ 63,330
  Additions to oil and gas properties   (   1,501)   (  22,123)
                                         --------      -------
   Net cash provided by investing
     activities                          $ 25,005     $ 41,207
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($176,750)    $    -
                                         --------     --------
   Net cash used by financing
     activities                         ($176,750)    $    -
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 91,232)    $133,401

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     197,842       86,202
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $106,610     $219,603
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the general partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $16,248 and $15,236, respectively, of which $12,513 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $60,451 and $56,145, respectively, of which $37,539 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                         1997             1996
                                        -------          -------
      Oil and gas sales                 $29,425          $54,005
      Oil and gas production expenses   $ 9,749          $24,805
      Barrels produced                       55               26
      Mcf produced                       19,082           27,712
      Average price/Bbl                 $ 19.31          $ 21.31
      Average price/Mcf                 $  1.49          $  1.93

     As shown in the table above, total oil and gas sales decreased $24,580 (45.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $17,000 was related to a decrease in the volumes of gas sold and $8,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased by 29 barrels, while volumes of gas sold decreased 8,630 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on two wells and (ii) the sale of two other gas producing wells. Average oil and gas prices decreased to $19.31 per barrel and $1.49 per Mcf, respectively, for the three months ended September 30, 1997 from $21.31 per barrel and $1.93 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,056 (60.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, (ii) workover expenses incurred on two wells during the three months ended September 30, 1996 in order to improve the recovery of reserves and (iii) the sale of two wells. As a percentage of oil and gas sales, these expenses decreased to 33.1% for the three months ended September 30, 1997 from 45.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $5,962 (71%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) an increase in the gas price used in the valuation of reserves at September 30, 1997, (ii) a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, and (iii) a decrease in the Program's reserve base due to the sale of two significant gas producing properties. As a percentage of oil and gas sales, this expense decreased to 8.3% for the three months ended September 30, 1997 from 15.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $1,012 (6.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades, which increases were partially offset by a decrease in postage expense during the three months ended
     September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 55.2% for the three months ended September 30, 1997 from 28.2% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $146,949        $205,576
      Oil and gas production expenses   $ 54,400        $ 61,736
      Barrels produced                       158             164
      Mcf produced                        67,281         105,816
      Average price/Bbl                 $  19.81        $  18.73
      Average price/Mcf                 $   2.14        $   1.91

     As shown in the table above, total oil and gas sales decreased $58,627 (28.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $74,000 was related to a decrease in the volumes of gas sold, partially offset by an increase of approximately $16,000 related to an increase in the average price of gas sold. Volumes of gas sold decreased 38,535 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in the volumes of gas sold resulted primarily from normal declines in production on two wells due to diminished gas reserves and the sale of two other gas producing wells. Average oil and gas prices increased to $19.81 per barrel and $2.14 per Mcf, respectively, for the nine months ended September 30, 1997 from $18.73 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,336 (11.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in gas sales discussed above and (ii) the sale of two wells, which decrease was partially offset by workover expenses on one well incurred to improve the recovery of reserves. As a percentage of oil and gas sales, this expense increased to 37% for the nine months ended September 30, 1997 from 30% for the nine months ended September 30, 1996. This increase was primarily due to the workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased by $12,805 (43.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from a decrease in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.4% for the nine months ended September 30, 1997 from 14.4% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses increased $4,306 (7.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrades, which increases were partially offset by a decrease in postage expense during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 41.1% for the nine months ended September 30, 1997 from 27.3% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  November 4, 1997      By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 4, 1997      By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.