Form 10-K405
period 1997-12-31
DYCO OIL & GAS PROGRAM 1981-1
filed 1998-03-27
CIK 702402

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [X]

      The units of limited partnership are not publicly traded, therefore, registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the registrant.

      DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                 FORM 10-K405

                        DYCO OIL AND GAS PROGRAM 1981-1
                       (a Minnesota limited partnership)

                               TABLE OF CONTENTS


PART I.......................................................................3

      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................10
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......11

PART II.....................................................................11

      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................11
      ITEM 6.     SELECTED FINANCIAL DATA...................................13
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................14
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............19
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................31

PART III....................................................................31

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........31
      ITEM 11.    EXECUTIVE COMPENSATION....................................32
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................36
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............36

PART IV.....................................................................38

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................38
SIGNATURES..................................................................40

PART I

ITEM 1.  BUSINESS

      General

      The Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program") is a Minnesota limited partnership engaged in the production of oil and gas. The Program commenced operations on February 7, 1981 with the primary financial objective of investing its limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to its limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco") serves as the General Partner of the Program. See "Item 2. Properties" for a description of the Program's reserves and properties.

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

      Dyco currently serves as General Partner of 32 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, the "Samson Companies") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and the other Samson Companies. As of March 1, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item
10. Directors and Executive Officers of the Registrant."

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Program at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Program. Although virtually all of the Program's gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Program's operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion.

Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Program's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Program's operations or may affect the Program's ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 91.3% of the Program's oil and gas sales during the year ended December 31, 1997. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months, as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Program's oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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


ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1997.

                              Well Statistics(1)
                            As of December 31, 1997

                 Gross productive wells(2):
                    Oil                                    -
                    Gas                                   14
                                                          --
                      Total                               14

                 Net productive wells(3):
                    Oil                                    -
                    Gas                                  .81
                                                        ----
                      Total                              .81

----------
(1) The designation of a well as an oil well or gas well is made by Dyco based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used throughout this Annual Report on Form 10-K405 ("Annual Report"), "Gross Well" refers to a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) As used throughout this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one Gross Well, but 0.15 Net Well.


      Drilling Activities

      The Program participated in no drilling activities for the year ended December 31, 1997.

      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                              Net Production Data

                                                 Year Ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------

Production:
   Oil (Bbls)(1)                                  169         225         651
   Gas (Mcf)(2)                                64,261     113,975     173,930

Oil and gas sales:
   Oil                                       $  3,367    $  4,306    $ 10,124
   Gas                                        163,297     244,901     230,127
                                              -------     -------     -------
     Total                                   $166,664    $249,207    $240,251
                                              =======     =======     =======
Total direct operating expenses(3)           $ 86,425    $121,755    $118,744
                                              =======     =======     =======
Direct operating expenses as a
   percentage of oil and gas sales              51.9%       48.9%       49.4%

Average sales price:
   Per barrel of oil                           $19.92      $19.14      $15.55
   Per Mcf of gas                                2.54        2.15        1.32

Direct operating expenses per
   equivalent Mcf of gas(4)                    $ 1.32      $ 1.06      $  .67

----------

(1) As used throughout this Annual Report, "Bbls" refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate oil.
(2) As used throughout this Annual Report, "Mcf" refers to volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of gas.
(3)   Includes lease operating  expenses and production  taxes.
(4) Oil production is converted to gas equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves
                            As of December 31, 1997

Estimated proved reserves:
   Gas (Mcf)                                                          289,130
   Oil and liquids (Bbls)                                               3,369

Net present value (discounted at 10% per annum)                      $259,973

      No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 1997 the Program's properties consisted of 14 gross (.81 net) productive wells. The Program also owned a non-working interest in an additional 16 wells. Affiliates of the Program operate 10 (33%) of its total wells. As of December 31, 1997, the Program had estimated total proved reserves of 289,130 Mcf of gas and 3,369 barrels of oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of $259,973. All of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


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

      There were no matters submitted to a vote of the limited partners during 1997.


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

                                    Repurchase         Cash
                                       Price       Distributions
            1996:                   ----------     -------------
               First Quarter           $44              $ -
               Second Quarter           44                -
               Third Quarter            47                -
               Fourth Quarter           47                -

            1997:
               First Quarter           $22              $25(1)
               Second Quarter           22                -
               Third Quarter            50                -
               Fourth Quarter           50                -

            1998:
               First Quarter           $50              $ -

------------
(1) Cash distribution includes proceeds from the sale of oil and gas properties.

      The Program has 7,070 units outstanding and approximately 2,279 limited partners of record.

ITEM 6.  SELECTED FINANCIAL DATA

                             Selected Financial Data

     The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                                      December 31,
                                             --------------------------------------------------------------
                                               1997            1996        1995          1994        1993
                                             ----------     ---------   ---------     ---------    --------
Summary of Operations:
   Oil and gas sales                          $166,664      $249,207    $240,251      $314,712     $474,446
   Total revenues                              171,476       256,349     245,137       317,965      477,174

   Lease operating expenses                     75,972       101,809     101,650       102,115       66,473
   Production taxes                             10,453        19,946      17,094        23,163       37,398
   General and administrative
     expenses                                   74,456        69,892      70,951        63,320       64,161
   Depreciation, depletion, and
     amortization of oil and gas
     properties                                 20,411        21,854      43,661        53,459       69,525

   Net income (loss)                         (   9,816)       42,848      11,781        75,908      239,617
     per Unit                                (    1.39)         6.06        1.67         10.74        33.89
   Cash distributions                          176,750          -           -          176,750      353,500
     per Unit                                       25          -           -               25           50

Summary Balance Sheet Data:
   Total assets                                221,590       438,562     334,860       323,809      346,121
   Partners' capital                            85,772       272,338     229,490       217,709      318,551

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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997 however, were somewhat higher than those yearly averages. Gas prices are currently in the middle portion of the 10-year average price range described above.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as $12.00 per barrel. It is not known whether this trend will continue. Prices for the Program's oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Program for at least the following year. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Results of Operations

                   Year Ended December 31, 1997 Compared to
                         Year Ended December 31, 1996
                   ----------------------------------------

      Total oil and gas sales decreased $82,543 (33.1%) in 1997 as compared to 1996. Of this decrease, approximately $1,000 and $107,000, respectively, were related to decreases in volumes of oil and gas sold, which amounts were partially offset by an increase of approximately $25,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 56 barrels and 49,714 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) a negative gas balancing adjustment on one well in 1997, (ii) normal declines in production, and (iii) a negative prior period volume adjustment on one well in 1997. Such decreases were partially offset by a positive prior period volume adjustment made by the purchaser on one well in 1997. Average oil and gas prices increased to $19.92 per barrel and $2.54 per Mcf, respectively, in 1997 from $19.14 per barrel and $2.15 per Mcf, respectively, in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $35,330 (29.0%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold in 1997 and (ii) workover expenses incurred on two wells in 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales these expenses increased to 51.9% in 1997 from 48.9% in 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,443 (6.6%) in 1997 as compared to 1996. This decrease was due primarily to the decrease in volumes of oil and gas sold in 1997. Such decrease was partially offset by increases in depreciation, depletion, and amortization caused by a downward revision in reserves due to the sale of one well in 1997 and a decrease in oil and gas prices used to value reserves in 1997. As a percentage of oil and gas sales, this expense increased to 12.2% in 1997 from 8.8% in 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      General and administrative expenses increased $4,564 (6.5%) in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses increased to 44.7% from 28.0% in 1997 as compared to 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $8,956 (3.7%) for 1996 as compared to 1995. Of this increase, approximately $2,000 and $144,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $8,000 and $129,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 426 barrels and 59,955 Mcf, respectively, for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from diminished production from one well which was shut-in during 1996 due to mechanical difficulties. The decrease in volumes of gas sold resulted primarily from (i) the curtailment of gas sales from one well during 1996 due to the Program's overproduced position in the well, (ii) the shutting-in of two wells during 1996 in order to increase production capabilities, and (iii) the normal decline in production on one well due to diminished gas reserves. Average oil and gas prices increased to $19.14 per barrel and $2.15 per Mcf, respectively, for 1996 from $15.55 per barrel and $1.32 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,011 (2.5%) for 1996 as compared to 1995. This increase resulted primarily from workover expenses incurred on one well during 1996 in order to improve the recovery of reserves, partially offset by (i) the reversal of a $20,000 accrual during 1996 due to the conclusion of a certain legal contingency in favor of the Program, (ii) the shutting-in of one well during 1996 due to mechanical difficulties, and (iii) workover expenses incurred on one well during 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 48.9% for 1996 as compared to 49.4% for 1995.

      Depreciation, depletion, and amortization of oil and gas properties decreased $21,807 (49.9%) for 1996 as compared to 1995. This decrease resulted primarily from the decreases in volumes of oil and gas sold during 1996 as compared to 1995. As a percentage of oil and gas sales, this expense decreased to 8.8% for 1996 from 18.2% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 28.0% for 1996 from 29.5% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996.


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the Program's proved reserve quantities at December 31, 1997 would have a remaining life of approximately 4.5 years for gas reserves. Assuming average production levels for the three years ended December 31, 1997, the Program's proved oil reserve quantities at December 31, 1997 would have a remaining life of approximately 9.7 years. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1997, it is possible that a significant decrease in oil and gas prices from December 31, 1997 levels will reduce such reserves and their corresponding life-span.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the

Program for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Program has no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      Dyco has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. Dyco believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause either (i) disruption of the Program's operations or (ii) a material effect on the Program's financial condition or results of operations. However, it is possible that the Program's cash flows could be disrupted by year-2000 problems experienced by operators of the Program's wells, buyers of the Program's oil and gas, financial institutions or other persons. Dyco is unable to quantify the effect, if any, on the Program of year-2000 computer problems which may be experienced by these third parties.

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

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1981-1 Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                    /s/ Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 11, 1998

                           DYCO OIL AND GAS PROGRAM
                          1981-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                           1997        1996
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $118,975    $197,842
   Accrued oil and gas sales                               27,837      55,764
                                                          -------     -------
     Total current assets                                $146,812    $253,606

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                        71,444     116,932

DEFERRED CHARGE                                             3,334      68,024
                                                          -------     -------

                                                         $221,590    $438,562
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                      ----------------------------------
CURRENT LIABILITIES:
   Accounts payable                                      $  3,225    $ 11,961
   Gas imbalance payable                                   47,188      26,912
                                                          -------     -------
     Total current liabilities                           $ 50,413    $ 38,873

ACCRUED LIABILITY                                          85,405     127,351

PARTNERS' CAPITAL:
   General Partner, issued and
     outstanding, 70 Units                                    857       2,722
   Limited Partners, issued and
     outstanding, 7,000 Units                              84,915     269,616
                                                          -------     -------
   Total Partners' capital                               $ 85,772    $272,338
                                                          -------     -------

                                                         $221,590    $438,562
                                                          =======     =======






                    The accompanying notes are an integral
                      part of these financial statements

                           DYCO OIL AND GAS PROGRAM
                          1981-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                             1997          1996        1995
                                          ----------     --------    --------
REVENUES:
   Oil and gas sales, including
     $211,735 of sales to related
     parties in 1995 (Note 2)              $166,664      $249,207    $240,251
   Interest                                   4,812         7,142       4,886
                                            -------       -------     -------
                                           $171,476      $256,349    $245,137

COSTS AND EXPENSES:
   Lease operating                         $ 75,972      $101,809    $101,650
   Production taxes                          10,453        19,946      17,094
   Depreciation, depletion, and
     amortization of oil and
     gas properties                          20,411        21,854      43,661
   General and administrative                74,456        69,892      70,951
                                            -------       -------     -------
                                           $181,292      $213,501    $233,356
                                            -------       -------     -------
NET INCOME (LOSS)                         ($  9,816)     $ 42,848    $ 11,781
                                            =======       =======     =======
GENERAL PARTNER (1%) -
   NET INCOME (LOSS)                      ($     98)     $    428    $    118
                                            =======       =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME (LOSS)                      ($  9,718)     $ 42,420    $ 11,663
                                            =======       =======     =======
NET INCOME (LOSS) per Unit                ($   1.39)     $   6.06    $   1.67
                                            =======       =======     =======
UNITS OUTSTANDING                             7,070         7,070       7,070
                                            =======       =======     =======













                    The accompanying notes are an integral
                      part of these financial statements

                           DYCO OIL AND GAS PROGRAM
                          1981-1 LIMITED PARTNERSHIP
                        Statements of Partners' Capital
             For the Years Ended December 31, 1997, 1996, and 1995

                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------

Balances at December 31, 1994            $2,176      $215,533      $217,709
   Net income                               118        11,663        11,781
                                          -----       -------       -------

Balances at December 31, 1995            $2,294      $227,196      $229,490
   Net income                               428        42,420        42,848
                                          -----       -------       -------

Balances at December 31, 1996            $2,722      $269,616      $272,338
   Cash distributions                   ( 1,767)    ( 174,983)    ( 176,750)
   Net loss                             (    98)    (   9,718)    (   9,816)
                                          -----       -------       -------

Balances at December 31, 1997            $  857      $ 84,915      $ 85,772
                                          =====       =======       =======



























              The accompanying notes are an integral part of these
                              financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1981-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 1997, 1996, and 1995

                                               1997        1996        1995
                                            ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                        ($  9,816)   $ 42,848    $ 11,781
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
     Depreciation, depletion,
       and amortization of oil
       and gas properties                      20,411      21,854      43,661
     (Increase) decrease in accrued
       oil and gas sales                       27,927   (  17,954)  (   2,213)
     (Increase) decrease in
       deferred charge                         64,690   (  36,464)     12,282
     Decrease in accounts payable           (   8,736)  (  13,861)  (      61)
     Increase (decrease) in
       gas imbalance payable                   20,276      25,529   (  14,051)
     Increase (decrease) in
      accrued liability                     (  41,946)     49,186      13,382
                                              -------     -------     -------
   Net cash provided by operating
     activities                              $ 72,806    $ 71,138    $ 64,781
                                              -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                      $ 26,596    $ 42,307    $   -
   Additions to oil and gas
     properties                             (   1,519)  (   1,805)  (  69,838)
                                              -------     -------     -------
   Net cash provided (used) by
     investing activities                    $ 25,077    $ 40,502   ($ 69,838)
                                              -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                       ($176,750)   $   -       $   -
                                              -------     -------     -------
   Net cash used by financing
     activities                             ($176,750)   $   -       $   -
                                              -------     -------     -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     ($ 78,867)   $111,640   ($  5,057)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        197,842      86,202      91,259
                                              -------     -------     -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $118,975    $197,842    $ 86,202
                                              =======     =======     =======

              The accompanying notes are an integral part of these
                              financial statements.

              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization and Nature of Operations

            The Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 7, 1981. Dyco Petroleum Corporation ("Dyco") is the General
      Partner of the Program. Affiliates of Dyco owned 2,997 (42.4%) of the Program's Units at December 31, 1997.

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


            Credit Risk

            Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Program to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1997 have been collected.


            Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1997, 1996, and 1995 were $0.31, $0.19, and $0.25, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. In addition, SEC rules provide that if prices decline subsequent to year end, any excess that results from these declines may also be charged to expense during the current year. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


            Deferred Charge

            The Deferred Charge at December 31, 1997 and 1996 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 4,102 Mcf, resulting in prepaid lease operating expenses of $3,334. At December 31, 1996, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 71,907 Mcf, resulting in prepaid lease operating expenses of $68,024.


            Accrued Liability

            The Accrued Liability at December 31, 1997 and 1996 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 105,075 Mcf, resulting in accrued lease operating expenses of $85,405. At December 31, 1996, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by

      134,621 Mcf, resulting in accrued lease operating expenses of $127,351.


      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1997, total sales exceeded the Program's share of estimated total gas reserves on three wells by $47,188 (36,735 Mcf). At December 31, 1996 total sales exceeded the Program's share of estimated total gas reserves on three wells by $26,912 (17,941
      Mcf). These amounts were recorded as gas imbalance payables at December 31, 1997 and 1996 in accordance with the sales method.


            Use of Estimates in Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

            Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1997, 1996, and 1995, such expenses totaled $74,456, $69,892, and $70,951, respectively, of which $50,052 was paid each year to Dyco and its affiliates.

            Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

            During 1995 the Program sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Program until December 6, 1995. During 1995, these sales totaled $211,735.


3.    MAJOR CUSTOMERS

                  The following purchaser individually accounted for 10% or more of the combined oil and gas sales (excluding the gas imbalance adjustment) of the Program for the years ended December 31, 1997, 1996, and 1995:


                Purchaser         1997    1996     1995
                ---------         -----   -----    -----

                El Paso           91.3%   97.9%    88.1%

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

            Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:




                                                      December 31,
                                             -------------------------------
                                                 1997              1996
                                             -------------     -------------

     Proved properties                        $41,120,448       $41,145,525

     Unproved properties, not
        subject to depreciation,
       depletion, and amortization                   -                 -
                                               ----------        ----------

                                              $41,120,448       $41,145,525

     Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance                  ( 41,049,004)     ( 41,028,593)
                                               ----------        ----------

     Net oil and gas properties               $    71,444       $   116,932
                                               ==========        ==========

      Cost Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 1997, 1996, and 1995. Costs incurred by the Program in connection with its oil and gas property development activities during 1997, 1996, and 1995 were as follows:


                                                  December 31,

                                          ----------------------------
                                           1997       1996      1995
                                          ------     ------    -------

     Development costs                    $1,519     $1,805    $69,838
                                           =====      =====     ======

      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1997, 1996, and 1995. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco.

                                               1997                      1996                       1995
                                        ------------------        ------------------         ------------------
                                          Oil         Gas           Oil         Gas            Oil         Gas
                                        (Bbls)       (Mcf)        (Bbls)       (Mcf)         (Bbls)       (Mcf)
                                        -------    ---------      -------    ---------       -------    ---------

Proved reserves,
   beginning of year                     6,894      393,628        3,245      583,341         3,302      593,253

Revisions of previous
   estimates                               252     ( 19,620)       3,874     ( 75,738)          594      164,018

Sales of reserves                       (3,608)    ( 24,297)        -            -             -            -

Extensions and discoveries                -           3,680         -            -             -            -

Production                              (  169)    ( 64,261)      (  225)    (113,975)       (  651)    (173,930)
                                         -----      -------        -----      -------         -----      -------
Proved reserves,
   end of year                           3,369      289,130        6,894      393,628         3,245      583,341
                                         =====      =======        =====      =======         =====      =======
Proved developed reserves:
   Beginning of year                     6,894      393,628        3,245      583,341         3,302      593,253
                                         -----      -------        -----      -------         -----      -------
   End of year                           3,369      289,130        6,894      393,628         3,245      583,341
                                         =====      =======        =====      =======         =====      =======

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1997 using oil and gas prices of $16.25 per barrel and $2.32 per Mcf, respectively.


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


            NAME             AGE           POSITION WITH DYCO
      ----------------       ---    --------------------------------
      Dennis R. Neill         46    President and Director

      Patrick M. Hall         39    Chief Financial Officer

      Judy K. Fox             47    Secretary


      The director will hold office until the next annual meeting of shareholders of Dyco and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Dyco on June 18, 1991, and was named President of Dyco on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Berry Gas Company, Circle L Drilling Company, Compression, Inc., and Geodyne Resources, Inc. and its subsidiaries.

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

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Dyco on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Samson Hydrocarbons
Company, Samson Properties Incorporated, and Geodyne Resources, Inc. and its subsidiaries.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1997 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1997:

             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 1997

Type of Compensation/Reimbursement(1)                     Expense
-------------------------------------           -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Compensation:
   Operations                                     (2)        (2)        (2)
   Gas Marketing                                  (3)        (3)        (3)

Reimbursements:
   General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(4)            $50,052    $50,052    $50,052
----------

(1) The authority for all of such compensation and reimbursement is the Program Agreement. With respect to the Operations activities noted in the table, management believes that such compensation is equal to or less than that charged by unaffiliated persons in the same geographic areas and under the same conditions.
(2) Affiliates of the Program serve as operator of a significant portion of the Program's wells. Dyco, as general partner, contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. The dollar amount of such compensation paid by the Program to such affiliates is impossible to quantify as of the date of this Annual Report.
(3) During 1995 El Paso, an affiliate of the Program until December 6, 1995, purchased a portion of the Program's gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. During 1995, the Program sold $211,735 of gas to El Paso. After December 6, 1995, the Program's gas was marketed by Dyco and its affiliates, who were reimbursed for such activities as general and administrative expenses.
(4) The Program reimburses Dyco and its affiliates for reasonable and necessary general and administrative, geological, and engineering expenses and direct expenses incurred in connection with their management and operation of the Program. The directors, officers, and employees of Dyco and its affiliates receive no direct remuneration from the Program for their services to the Program. See "Salary Reimbursement Table" below. The allocable general and administrative, geological, and engineering expenses are apportioned on a reasonable basis between the Program's business and all other oil and gas activities of Dyco and its affiliates, including Dyco's management and operation of affiliated oil and gas limited partnerships. The allocation to the Program of these costs is made by Dyco as General Partner.

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1997:



                                                   Salary Reimbursement
                                            Three Years Ended December 31, 1997

                                                                       Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                   Awards                Payouts
                              -------------------------         -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995      -           -         -           -               -            -           -
                      1996      -           -         -           -               -            -           -
                      1997      -           -         -           -               -            -           -
Dennis R. Neill,
President(2)(3)       1997      -           -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $27,328       -         -           -               -            -           -
                      1996    $29,280       -         -           -               -            -           -
                      1997    $29,901       -         -           -               -            -           -
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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. Such companies may have provided equipment and services for wells in which the Program has an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Program for a portion of such costs based upon the Program's interest in the well.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of February 28, 1998 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                           Number of Units
                                                            Beneficially
                                                           Owned (Percent
            Beneficial Owner                               of Outstanding)
-----------------------------------------                 -----------------

Samson Resources Company                                   2,998    (42.4%)

All directors, officers, and affiliates
   of Dyco as a group and Dyco (5 persons)                 2,998    (42.4%)



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

      Affiliates of the Program are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Program's leasehold interests. Because affiliates of the Program who provide services to the Program have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that a Program would take if it were to administer its own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the Program's negotiating strength and contractual positions have been enhanced by virtue of its affiliation with the Samson Companies.

     For  a  description   of  certain  other   relationships   of  and  related
transactions see "Item 11. Executive Compensation."

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Financial   Statements,   Financial  Statement   Schedules,   and
               Exhibits.

               (1) Financial Statements: The following financial statements for the Program as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995 are filed as part of this report:

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

                   *27.1 Financial Data Schedule  containing  summary  financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                    All other Exhibits are omitted as inapplicable.


                  -------------------
                  *  Filed herewith.


      (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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

                                          March 27, 1998

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

By:   /s/Dennis R. Neill        President and            March 27, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        Chief Financial          March 27, 1998
      -------------------       Officer (Principal
         Patrick M. Hall        Financial and
                                Accounting Officer)

      /s/Judy K. Fox            Secretary                March 27, 1998
      -------------------
         Judy K. Fox

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

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


-------------------
*  Filed herewith.