Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1981-1
filed 1998-05-05
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                                 0-10442



                       DYCO OIL AND GAS PROGRAM 1981-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



                              (918) 583-1791
       ----------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $108,522          $118,975
   Accrued oil and gas sales                      55,225            27,837
   Accounts receivable - General
      Partner (Note 2)                             3,817                 -
                                                --------          --------
      Total current assets                      $167,564          $146,812

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           62,711            71,444

DEFERRED CHARGE                                    3,334             3,334
                                                --------          --------
                                                $233,609          $221,590
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $ 14,579          $  3,225
   Gas imbalance payable                          47,188            47,188
                                                --------          --------
      Total current liabilities                 $ 61,767          $ 50,413

ACCRUED LIABILITY                                 85,405            85,405

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 70 units                          864               857
   Limited Partners, issued and
      outstanding, 7,000 units                    85,573            84,915
                                                --------          --------
      Total Partners' capital                   $ 86,437          $ 85,772
                                                --------          --------
                                                $233,609          $221,590
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $38,014           $80,275
   Interest                                        1,403             1,864
                                                 -------           -------
                                                 $39,417           $82,139
                                                 -------           -------

COST AND EXPENSES:
   Oil and gas production                        $ 7,990           $41,048
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,916            14,051
   General and administrative
      (Note 2)                                    25,846            27,983
                                                 -------           -------
                                                 $38,752           $83,082
                                                 -------           -------

NET INCOME (LOSS)                                $   665          ($   943)
                                                 =======           =======
GENERAL PARTNER (1%) - net
   income (loss)                                 $     7          ($     9)
                                                 =======           =======
LIMITED PARTNERS (99%) - net
   income (loss)                                 $   658          ($   934)
                                                 =======           =======
NET INCOME (LOSS) PER UNIT                       $   .09          ($   .13)
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======
















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $    665         ($    943)
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,916            14,051
      (Increase) decrease in accrued
        oil and gas sales                      (  27,388)           17,610
      Increase in accounts receivable -
        General Partner                        (   3,817)                -
      Increase in accounts payable                11,354             2,098
                                                --------          --------
      Net cash provided (used) by
        operating activities                   ($ 14,270)         $ 32,816
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  3,817          $      -
   Additions to oil and gas
      properties                                       -         (   1,064)
                                                --------          --------
   Net cash provided (used) by
      investing activities                      $  3,817         ($  1,064)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($176,750)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($176,750)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 10,453)        ($144,998)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           118,975           197,842
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $108,522          $ 52,844
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the Program incurred such expenses totaling $25,846 and $27,983, respectively, of which $12,513 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The receivable from the General Partner at March 31, 1998 represents proceeds due to the Program from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, this receivable was collected by the Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

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

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998              1997
                                                  -------           -------
      Oil and gas sales                           $38,014           $80,275
      Oil and gas production expenses             $ 7,990           $41,048
      Barrels produced                                 32                59
      Mcf produced                                 17,164            29,562
      Average price/Bbl                           $ 14.13           $ 22.25
      Average price/Mcf                           $  2.19           $  2.67

      As shown in the table above, total oil and gas sales decreased $42,261 (52.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $33,000 was related to a decrease in volumes of gas sold and approximately $8,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 27 barrels and 12,398 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of gas sold resulted primarily from (i) the Program receiving in 1998 a reduced percentage of sales due to the Program's overproduced position on one significant well, (ii) normal declines in production due to diminished reserves on two wells, and (iii) the sale of one well during 1997. Average oil and gas prices decreased to $14.13 per barrel and $2.19 per Mcf, respectively, for the three months ended March 31, 1998 from $22.25 per barrel and $2.67 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,058 (80.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the three months ended March 31, 1997 in order to improve the recovery of reserves and (ii) a decrease in lease operating expenses and production taxes associated with the decrease in oil and gas sales during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses decreased to 21.0% for the three months ended March 31, 1998 from 51.1% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,135 (65.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) an increase in the gas price used in the valuation of reserves during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense decreased to 12.9% for the three months ended March 31, 1998 from 17.5% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $2,137 (7.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 68.0% for the three months ended March 31, 1998 from 34.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b)    Reports on Form 8-K.

             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.