Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1998-10-30
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1998                                    0-10442



                       DYCO OIL AND GAS PROGRAM 1981-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                  1998            1997
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $19,397          $118,975
   Accrued oil and gas sales                      24,674            27,837
                                                 -------          --------
      Total current assets                       $44,071          $146,812

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           41,855            71,444

DEFERRED CHARGE                                    3,334             3,334
                                                 -------          --------
                                                 $89,260          $221,590
                                                 =======          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 2,839          $  3,225
   Gas imbalance payable                           2,249            47,188
                                                 -------          --------
      Total current liabilities                  $ 5,088          $ 50,413

ACCRUED LIABILITY                                $85,405          $ 85,405

PARTNERS' CAPITAL (DEFICIT):
   General Partner, issued and
      outstanding, 70 units                     ($    13)         $    857
   Limited Partners, issued and
      outstanding, 7,000 units                  (  1,220)           84,915
                                                 -------          --------
      Total Partners' capital (deficit)         ($ 1,233)         $ 85,772
                                                 -------          --------
                                                 $89,260          $221,590
                                                 =======          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                             $53,237           $29,425
   Interest                                        1,568             1,058
                                                 -------           -------
                                                 $54,805           $30,483

COSTS AND EXPENSES:
   Oil and gas production                        $ 7,120           $ 9,749
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,009             2,430
   General and administrative
      (Note 2)                                    14,793            16,248
                                                 -------           -------
                                                 $32,922           $28,427
                                                 -------           -------

NET INCOME                                       $21,883           $ 2,056
                                                 =======           =======
GENERAL PARTNER (1%) - net
   income                                        $   219           $    21
                                                 =======           =======
LIMITED PARTNERS (99%) - net
   income                                        $21,664           $ 2,035
                                                 =======           =======
NET INCOME PER UNIT                              $  3.09           $   .29
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $159,317          $146,949
   Interest                                        4,197             3,500
                                                --------          --------
                                                $163,514          $150,449

COSTS AND EXPENSES:
   Oil and gas production                       $ 28,471          $ 54,400
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  26,135            16,717
   General and administrative
      (Note 2)                                    54,513            60,451
                                                --------          --------
                                                $109,119          $131,568
                                                --------          --------

NET INCOME                                      $ 54,395          $ 18,881
                                                ========          ========
GENERAL PARTNER (1%) - net
   income                                       $    544          $    189
                                                ========          ========
LIMITED PARTNERS (99%) - net
   income                                       $ 53,851          $ 18,692
                                                ========          ========
NET INCOME PER UNIT                             $   7.69          $   2.67
                                                ========          ========
UNITS OUTSTANDING                                  7,070             7,070
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 54,395          $ 18,881
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                26,135            16,717
      Decrease in accrued oil and
        gas sales                                  3,163            32,622
      Decrease in accounts payable             (     386)        (   7,707)
      Decrease in gas imbalance payable        (  44,939)                -
                                                --------          --------
      Net cash provided by operating
        activities                              $ 38,368          $ 60,513
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  3,839          $ 26,506
   Additions to oil and gas
      properties                               (     385)        (   1,501)
                                                --------          --------
   Net cash provided by investing
      activities                                $  3,454          $ 25,005
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($141,400)        ($176,750)
                                                --------          --------
   Net cash used by financing
      activities                               ($141,400)        ($176,750)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 99,578)        ($ 91,232)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           118,975           197,842
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 19,397          $106,610
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $14,793 and $16,248, respectively, of which $12,513 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $54,513 and $60,451, respectively, of which $37,539 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1998              1997
                                                  -------           -------
      Oil and gas sales                           $53,237           $29,425
      Oil and gas production expenses             $ 7,120           $ 9,749
      Barrels produced                                  4                55
      Mcf produced                                 27,866            19,082
      Average price/Bbl                           $ 13.50           $ 19.31
      Average price/Mcf                           $  1.91           $  1.49

      As shown in the table above, total oil and gas sales increased $23,812 (80.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this increase, approximately $13,000 was related to an increase in the volumes of gas sold and approximately $12,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 51 barrels, while volumes of gas sold increased 8,784 Mcf, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase in volumes of gas sold resulted primarily from the curtailment of sales during the three months ended September 30, 1997 on one significant well due to the Program's overproduced position in that well. Average oil prices decreased to $13.50 per barrel for the three months ended September 30, 1998 from $19.31 per barrel for the three months ended September 30, 1997. Average gas prices increased to $1.91 per Mcf for the three months ended September 30, 1998 from $1.49 per Mcf for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,629 (27.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from a negative prior period lease operating expense adjustment by the operator on one well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 13.4% for the three months ended September 30, 1998 from 33.1% for the three months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses and the increase in the average price of gas sold for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,579 (353.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from (i) the increase in volumes of gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 20.7% for the three months ended September 30, 1998 from 8.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997.

      General and administrative expenses decreased $1,455 (9.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 27.8% for the three months ended September 30, 1998 from 55.2% for the three months ended September 30, 1997. This percentage decrease was primarily due to the increase in oil and gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $159,317          $146,949
      Oil and gas production expenses            $ 28,471          $ 54,400
      Barrels produced                                134               158
      Mcf produced                                 79,633            67,281
      Average price/Bbl                          $  14.56          $  19.81
      Average price/Mcf                          $   1.98          $   2.14

      As shown in the table above, total oil and gas sales increased $12,368 (8.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this increase, approximately $26,000 was related to an increase in the volumes of gas sold, which was partially offset by a decrease of approximately $13,000 due to a decrease in the average price of gas sold. Volumes of oil sold decreased 24 barrels while volumes of gas sold increased 12,352 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in volumes of gas sold resulted primarily from the curtailment of sales during the nine months ended September 30, 1997 on one significant well due to the Program's overproduced position in that well. Average oil and gas prices decreased to $14.56 per barrel and $1.98 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.81 per barrel and $2.14 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,929 (47.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the nine months ended September 30, 1997 in order to improve the recovery of reserves and (ii) the sale of one well during 1997. As a percentage of oil and gas sales, these expenses decreased to 17.9% for the nine months ended September 30, 1998 from 37.0% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,418 (56.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from (i) the increase in volumes of gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) a decrease in the prices used in the valuation of oil and gas reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 16.4% for the nine months ended September 30, 1998 from 11.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997.

      General and administrative expenses decreased $5,938 (9.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 34.2% for the nine months ended September 30, 1998 from 41.1% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses and the increase in oil and gas sales.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

               27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  October 30, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  October 30, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

 27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.