Form 10-Q
period 1999-03-31
DYCO OIL & GAS PROGRAM 1981-1
filed 1999-05-05
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1999                                 0-10442



                         DYCO OIL AND GAS PROGRAM 1981-1
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                        Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  1999             1998
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $19,830          $ 31,207
   Accrued oil and gas sales                      19,847            30,083
                                                 -------          --------
      Total current assets                       $39,677          $ 61,290

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           54,200            53,958

DEFERRED CHARGE                                    1,927             1,927
                                                 -------          --------
                                                 $95,804          $117,175
                                                 =======          ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 2,965          $  2,847
   Gas imbalance payable                          10,976            10,976
                                                 -------          --------
      Total current liabilities                  $13,941          $ 13,823

ACCRUED LIABILITY                                $78,950          $ 78,950

PARTNERS' CAPITAL:
   General Partner, 70 general
      partner units                              $    28          $    243
   Limited Partners, issued and
      outstanding, 7,000 Units                     2,885            24,159
                                                 -------          --------
      Total Partners' capital                    $ 2,913          $ 24,402
                                                 -------          --------
                                                 $95,804          $117,175
                                                 =======          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $26,821           $38,014
   Interest                                          309             1,403
                                                 -------           -------
                                                 $27,130           $39,417

COSTS AND EXPENSES:
   Oil and gas production                        $20,397           $ 7,990
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,634             4,916
   General and administrative
      (Note 2)                                    25,588            25,846
                                                 -------           -------
                                                 $48,619           $38,752
                                                 -------           -------

NET INCOME (LOSS)                               ($21,489)          $   665
                                                 =======           =======
GENERAL PARTNER (1%) - net
   income (loss)                                ($   215)          $     7
                                                 =======           =======
LIMITED PARTNERS (99%) - net
   income (loss)                                ($21,274)          $   658
                                                 =======           =======
NET INCOME (LOSS) PER UNIT                      ($  3.04)          $   .09
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 21,489)         $    665
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 2,634             4,916
      (Increase) decrease in accrued oil
        and gas sales                             10,236         (  27,388)
`     Increase in accounts payable -
        General Partner                                -         (   3,817)
      Increase in accounts payable                   118            11,354
                                                --------          --------
      Net cash used by operating
        activities                             ($  8,501)        ($ 14,270)
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $      -          $  3,817
   Additions to oil and gas
      properties                               (   2,876)                -
                                                --------          --------
   Net cash provided (used) by
      investing activities                     ($  2,876)         $  3,817
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash provided by financing
      activities                                $      -          $      -
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 11,377)        ($ 10,453)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            31,207           118,975
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 19,830          $108,522
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1999, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999, results of operations for the three months ended March 31, 1999 and 1998, and changes in cash flows for the three months ended March 31, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1999 and 1998 the Program incurred such expenses totaling $25,588 and $25,846, respectively, of which $12,513 was paid each period to Dyco and its affiliates.

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

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, oil prices have rebounded slightly during the first quarter of 1999 primarily due to a decrease in the global oil surplus and production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize,
      (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1999              1998
                                                  -------           -------
      Oil and gas sales                          $26,821           $38,014
      Oil and gas production expenses            $20,397           $ 7,990
      Barrels produced                                26                32
      Mcf produced                                17,043            17,164
      Average price/Bbl                          $ 11.65           $ 14.13
      Average price/Mcf                          $  1.56           $  2.19

      As shown in the table above, total oil and gas sales decreased $11,193 (29.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Substantially all of this decrease was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 6 barrels and 121 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Average oil and gas prices decreased to $11.65 per barrel and $1.56 per Mcf, respectively, for the three months ended March 31, 1999 from $14.13 per barrel and $2.19 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,407 (155.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from workover expenses incurred on one well during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 76.0% for the three months ended March 31, 1999 from 21.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the dollar increase in production expenses and the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,282 (46.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from an upward revision in the estimate of remaining gas reserves at December 31, 1998, which decrease was partially offset by an increase in depreciation, depletion, and amortization due to a decrease in the gas price used in the valuation of reserves at March 31, 1999 as compared to March 31, 1998. As a percentage of oil and gas sales, this expense decreased to 9.8% for the three months ended March 31, 1999 from 12.9% for the three months ended March 31, 1998. This percentage decrease was primarily due to the upward revisions in the estimate of remaining gas reserves at December 31, 1998.

      General and administrative expenses decreased $258 (1.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 95.4% for the three months ended March 31, 1999 from 68.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in the average price of gas sold.

YEAR 2000 COMPUTER ISSUES
-------------------------

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Program.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Program operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Program's production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 5, 1999           By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 5, 1999           By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.