Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1981-1
filed 1999-11-03
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 1999                              0-10442



                         DYCO OIL AND GAS PROGRAM 1981-1
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 74,525         $ 31,207
   Accrued oil and gas sales                       32,550           30,083
                                                 --------         --------
      Total current assets                       $107,075         $ 61,290

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            37,737           53,958

DEFERRED CHARGE                                     1,927            1,927
                                                 --------         --------
                                                 $146,739         $117,175
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,850         $  2,847
   Gas imbalance payable                           10,976           10,976
                                                 --------         --------
      Total current liabilities                  $ 13,826         $ 13,823

ACCRUED LIABILITY                                $ 78,950         $ 78,950

PARTNERS' CAPITAL:
   General Partner, 70 general
      partner units                              $    539         $    243
   Limited Partners, issued and
      outstanding, 7,000 Units                     53,424           24,159
                                                 --------         --------
      Total Partners' capital                    $ 53,963         $ 24,402
                                                 --------         --------
                                                 $146,739         $117,175
                                                 ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Oil and gas sales                             $41,238           $53,237
   Interest                                          724             1,568
                                                 -------           -------
                                                 $41,962           $54,805

COSTS AND EXPENSES:
   Oil and gas production                        $11,905           $ 7,120
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     761            11,009
   General and administrative
      (Note 2)                                    14,677            14,793
                                                 -------           -------
                                                 $27,343           $32,922
                                                 -------           -------

NET INCOME                                       $14,619           $21,883
                                                 =======           =======
GENERAL PARTNER (1%) - net
   income                                        $   147           $   219
                                                 =======           =======
LIMITED PARTNERS (99%) - net
   income                                        $14,472           $21,664
                                                 =======           =======
NET INCOME PER UNIT                              $  2.07           $  3.09
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999              1998
                                                ---------         ---------

REVENUES:
   Oil and gas sales                             $130,473          $159,317
   Interest                                         1,328             4,197
                                                 --------          --------
                                                 $131,801          $163,514

COSTS AND EXPENSES:
   Oil and gas production                        $ 42,586          $ 28,471
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    5,952            26,135
   General and administrative
      (Note 2)                                     53,702            54,513
                                                 --------          --------
                                                 $102,240          $109,119
                                                 --------          --------

NET INCOME                                       $ 29,561          $ 54,395
                                                 ========          ========
GENERAL PARTNER (1%) - net
   income                                        $    296          $    544
                                                 ========          ========
LIMITED PARTNERS (99%) - net
   income                                        $ 29,265          $ 53,851
                                                 ========          ========
NET INCOME PER UNIT                              $   4.18          $   7.69
                                                 ========          ========
UNITS OUTSTANDING                                   7,070             7,070
                                                 ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $29,561           $ 54,395
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                5,952             26,135
      (Increase) decrease in accrued oil
        and gas sales                          (  2,467)             3,163
      Increase (decrease) in accounts
        payable                                       3          (     386)
      Decrease in gas imbalance payable               -          (  44,939)
                                                -------           --------
      Net cash provided by operating
        activities                              $33,049           $ 38,368
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $10,269           $  3,839
   Additions to oil and gas
      properties                                      -          (     385)
                                                -------           --------
   Net cash provided by investing
      activities                                $10,269           $  3,454
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $     -          ($141,400)
                                                -------           --------
   Net cash used by financing
      activities                                $     -          ($141,400)
                                                -------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $43,318          ($ 99,578)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           31,207            118,975
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $74,525           $ 19,397
                                                =======           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $14,677 and $14,793, respectively, of which $12,513 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $53,702 and $54,513, respectively, of which $37,539 was paid each period to Dyco and its affiliates.

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

      The Program's Statement of Cash Flows for the nine months ended September 30, 1999 includes proceeds from the sale of oil and gas properties during the second quarter of 1999. These proceeds will be included in future cash distributions.


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

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1999              1998
                                                  -------           -------
      Oil and gas sales                           $41,238           $53,237
      Oil and gas production expenses             $11,905           $ 7,120
      Barrels produced                                  -                 4
      Mcf produced                                 16,948            27,866
      Average price/Bbl                           $     -           $ 13.50
      Average price/Mcf                           $  2.43           $  1.91

      As shown in the table above, total oil and gas sales decreased $11,999 (22.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this decrease, approximately $21,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $9,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 4 barrels and 10,918 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1998 and (ii) normal declines in production. The average oil price was $13.50 per barrel for the three months ended September 30, 1998. Average gas prices increased to $2.43 per Mcf for the three months ended September 30, 1999 from $1.91 per Mcf for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,785 (67.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to credits received from the operator on one well during the three months ended September 30, 1998 for prior period lease operating expenses. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 28.9% for the three months ended September 30, 1999 from 13.4% for the three months ended September 30, 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,248 (93.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998, (ii) the decrease in volumes of gas sold, and (iii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 1.8% for the three months ended September 30, 1999 from 20.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 35.6% for the three months ended September 30, 1999 from 27.8% for the three months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $130,473         $159,317
      Oil and gas production expenses             $ 42,586         $ 28,471
      Barrels produced                                  57              134
      Mcf produced                                  62,668           79,633
      Average price/Bbl                           $  14.65         $  14.56
      Average price/Mcf                           $   2.07         $   1.98

      As shown in the table above, total oil and gas sales decreased $28,844 (18.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $34,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $6,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 77 barrels and 16,965 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on two wells during the nine months ended September 30, 1998 and (ii) normal declines in production. Average oil and gas prices increased to $14.65 per barrel and $2.07 per Mcf, respectively, for the nine months ended September 30, 1999 from $14.56 per barrel and $1.98 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,115 (49.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to (i) workover expenses incurred on one well during the nine months ended September 30, 1999 in order to improve the recovery of reserves and (ii) credits received from the operator on one well during the nine months ended September 30, 1998 for prior period lease operating expenses. This increase was partially offset by a decrease in production taxes as a result of a refund received during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses increased to 32.6% for the nine months ended September 30, 1999 from 17.9% for the nine months ended September 30, 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,183 (77.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) an upward revision in the estimate of remaining gas reserves at December 31, 1998, (ii) the decrease in volumes of gas sold, and (iii) the increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 4.6% for the nine months ended September 30, 1999 from 16.4% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $811 (1.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 41.2% for the nine months ended September 30, 1999 from 34.2% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The Program relies on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Program.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 3, 1999            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.