Form 10-K405
period 1999-12-31
DYCO OIL & GAS PROGRAM 1981-1
filed 2000-03-17
CIK 702402

FORM 10-K405

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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

                          TABLE OF CONTENTS


PART I.........................................................................3

      ITEM 1.   BUSINESS.......................................................3
      ITEM 2.   PROPERTIES.....................................................7
      ITEM 3.   LEGAL PROCEEDINGS.............................................11
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS...........11

PART II.......................................................................11

      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                AND RELATED LIMITED PARTNER MATTERS...........................11
      ITEM 6.   SELECTED FINANCIAL DATA.......................................12
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................14
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.............................................18
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................19
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................31

PART III......................................................................31

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............31
      ITEM 11.  EXECUTIVE COMPENSATION........................................32
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT ...............................................36
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................36

PART IV.......................................................................38

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K ..................................................38
SIGNATURES....................................................................40

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of March 1, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 92.5% of the Program's oil and gas sales during the year ended December 31, 1999. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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

ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1999.

                         Well Statistics(1)
                       As of December 31, 1999

               Gross productive wells(2):
                 Oil                               -
                 Gas                              11
                                                  --
                   Total                          11

               Net productive wells(3):
                 Oil                               -
                 Gas                             .64
                                                 ---
                   Total                         .64

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


      Drilling Activities

      The Program did not participate in any drilling activities during 1999.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                               Net Production Data

                                          Year Ended December 31,
                                       ----------------------------
                                         1999      1998      1997
                                       --------  --------  --------

Production:
   Oil (Bbls)(1)                             88       180       169
   Gas (Mcf)(2)                          70,822    94,361    64,261

Oil and gas sales:
   Oil                                 $  1,421  $  2,469  $  3,367
   Gas                                  157,275   190,556   163,297
                                        -------   -------   -------
     Total                             $158,696  $193,025  $166,664
                                        =======   =======   =======
Total direct operating expenses(3)     $ 35,823  $ 35,473  $ 86,425
                                        =======   =======   =======
Direct operating expenses as a
   percentage of oil and gas sales        22.6%     18.4%     51.9%

Average sales price:
   Per barrel of oil                     $16.15    $13.72    $19.92
   Per Mcf of gas                          2.22      2.02      2.54

Direct operating expenses per
   equivalent Mcf of gas(4)              $  .50    $  .37    $ 1.32

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


      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1999 will actually be realized for such production.

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

                         Proved Reserves and
                          Net Present Value
                        From Proved Reserves

                     As of December 31, 1999(1)

Estimated proved reserves:
   Gas (Mcf)                                                389,889
   Oil and liquids (Bbls)                                     2,894

Net present value (discounted at 10% per annum)            $364,577

--------------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 1999 the Program's properties consisted of 11 gross (.64 net) productive wells. The Program also owned a non-working interest in an additional 17 wells. Affiliates of the Program operate 9 (32%) of its total wells. All of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


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

      There were no matters submitted to a vote of the limited partners during 1999.

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

                               Repurchase       Cash
                                  Price     Distributions
                               ----------   -------------

           1998:
             First Quarter        $50            $ -
             Second Quarter        50              -
             Third Quarter         43             20
             Fourth Quarter        23              -

           1999:
             First Quarter        $23            $ -
             Second Quarter        23              -
             Third Quarter         51              -
             Fourth Quarter        51              -

           2000:
             First Quarter        $51            $ -
----------------
      As of March 1, 2000, the Program had 7,000 Units outstanding and approximately 2,050 Limited Partners of record.

ITEM 6.    SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                             Selected Financial Data

                                                           December 31,
                                       ------------------------------------------------------
                                         1999        1998        1997       1996       1995
                                       --------    --------    --------   --------   --------
Summary of Operations:
   Oil and gas sales                   $158,696    $193,025    $166,664   $249,207   $240,251
   Total revenues                       160,898     197,393     171,476    256,349    245,137

   Lease operating expenses              29,641      20,807      75,972    101,809    101,650
   Production taxes                       6,182      14,666      10,453     19,946     17,094
   General and administrative
     expenses                            67,397      67,858      74,456     69,892     70,951
   Depreciation, depletion, and
     amortization of oil and gas
     properties                           8,030      14,032      20,411     21,854     43,661

   Net income (loss)                     49,648      80,030   (   9,816)    42,848     11,781
     per Unit                              7.02       11.32   (    1.39)      6.06       1.67
   Cash distributions                      -        141,400     176,750       -          -
     per Unit                              -             20          25       -          -

Summary Balance Sheet Data:
   Total assets                         150,734     117,175     221,590    438,562    334,860
   Partners' capital                     74,050      24,402      85,772    272,338    229,490


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Results of Operations

              Year Ended December 31, 1999 Compared to
                    Year Ended December 31, 1998
              ----------------------------------------

      Total oil and gas sales decreased $34,329 (17.8%) in 1999 as compared to 1998. Of this decrease, approximately $48,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $14,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 92 barrels and 23,539 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two wells during 1998, (ii) a negative gas balancing adjustment made by the operator on one well during 1999, and (iii) normal declines in production.
Average oil and gas prices increased to $16.15 per barrel and $2.22 per Mcf, respectively, in 1999 from $13.72 per barrel and $2.02 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $350 (1.0%) in 1999 as compared to 1998. This increase was primarily due to (i) workover expenses incurred on one well during 1999 in order to improve the recovery of reserves and (ii) credits received from the operator on two wells during 1998 for prior period lease operating expenses. These increases were substantially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold and (ii) a decrease in production taxes as a result of a refund received during 1999. As a percentage of oil and gas sales, these expenses increased to 22.6% in 1999 from 18.4% in 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,002 (42.8%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) the increase in the gas price used in the valuation of reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 5.1% in 1999 from 7.3% in 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 42.5% in 1999 from 35.2% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.



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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the Program's proved reserve quantities at December 31, 1999 would have a remaining life of approximately 5.5 years for gas reserves. Assuming average production levels for the three years ended December 31, 1999, the Program's proved oil reserve quantities at December 31, 1999 would have a remaining life of approximately 19.9 years. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Program for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Program has no debt commitments. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes in the future will be provided by current oil and gas production.

      The Program's Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997 include proceeds from the sale of oil and gas properties during 1999, 1998, and 1997. It is possible that the Program's repurchase values and the amount or likelihood of future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Program has not experienced any material effects from the year 2000 issue. Costs incurred by the Program in order to ensure year 2000 compatibility were not material to the Program.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1981-1 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                               PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 11, 2000

                      DYCO OIL AND GAS PROGRAM
                     1981-1 LIMITED PARTNERSHIP
                           Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------
                                                   1999      1998
                                                 --------  --------
CURRENT ASSETS:
   Cash and cash equivalents                     $ 88,532  $ 31,207
   Accrued oil and gas sales                       27,008    30,083
                                                  -------   -------
     Total current assets                        $115,540  $ 61,290

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                35,194    53,958

DEFERRED CHARGE                                      -        1,927
                                                  -------   -------

                                                 $150,734  $117,175
                                                  =======   =======

                  LIABILITIES AND PARTNERS' CAPITAL
                 ----------------------------------
CURRENT LIABILITIES:
   Accounts payable                              $  2,535  $  2,847
   Gas imbalance payable                           17,787    10,976
                                                  -------   -------
     Total current liabilities                   $ 20,322  $ 13,823

ACCRUED LIABILITY                                $ 56,362  $ 78,950

PARTNERS' CAPITAL:
   General Partner, 70 general
     partner units                               $    739  $    243
   Limited Partners, issued and
     outstanding, 7,000 Units                      73,311    24,159
                                                  -------   -------
   Total Partners' capital                       $ 74,050  $ 24,402
                                                  -------   -------

                                                 $150,734  $117,175
                                                  =======   =======






               The accompanying notes are an integral
                 part of these financial statements

                      DYCO OIL AND GAS PROGRAM
                     1981-1 LIMITED PARTNERSHIP
                      Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997


                                     1999       1998        1997
                                   --------    --------   --------
REVENUES:
   Oil and gas sales               $158,696   $193,025    $166,664
   Interest                           2,202      4,368       4,812
                                    -------    -------     -------
                                   $160,898   $197,393    $171,476

COSTS AND EXPENSES:
   Lease operating                 $ 29,641   $ 20,807    $ 75,972
   Production taxes                   6,182     14,666      10,453
   Depreciation, depletion, and
     amortization of oil and
     gas properties                   8,030     14,032      20,411
   General and administrative        67,397     67,858      74,456
                                    -------    -------     -------
                                   $111,250   $117,363    $181,292
                                    -------    -------     -------
NET INCOME (LOSS)                  $ 49,648   $ 80,030   ($  9,816)
                                    =======    =======     =======
GENERAL PARTNER (1%) -
   NET INCOME (LOSS)               $    496   $    800   ($     98)
                                    =======    =======     =======
LIMITED PARTNERS (99%) -
   NET INCOME (LOSS)               $ 49,152   $ 79,230   ($  9,718)
                                    =======    =======     =======
NET INCOME (LOSS) per Unit         $   7.02   $  11.32   ($   1.39)
                                    =======    =======     =======
UNITS OUTSTANDING                     7,070      7,070       7,070
                                    =======    =======     =======




               The accompanying notes are an integral
                 part of these financial statements

                            DYCO OIL AND GAS PROGRAM
                           1981-1 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997

                                   General    Limited
                                   Partner    Partners     Total
                                  --------   ----------  ----------

Balances at December 31, 1996      $2,722     $269,616    $272,338
   Cash distributions             ( 1,767)   ( 174,983)  ( 176,750)
   Net loss                       (    98)   (   9,718)  (   9,816)
                                    -----      -------     -------

Balances at December 31, 1997      $  857     $ 84,915    $ 85,772
   Cash distributions             ( 1,414)   ( 139,986)  ( 141,400)
   Net income                         800       79,230      80,030
                                    -----      -------     -------

Balances at December 31, 1998      $  243     $ 24,159    $ 24,402
   Net income                         496       49,152      49,648
                                    -----      -------     -------

Balances at December 31, 1999      $  739     $ 73,311    $ 74,050
                                    =====      =======     =======



                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1981-1 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                         1999        1998        1997
                                      ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                   $ 40,648    $ 80,030   ($  9,816)
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
     Depreciation, depletion,
       and amortization of oil
       and gas properties                 8,030      14,032      20,411
     (Increase) decrease in accrued
       oil and gas sales                  3,075   (   2,246)     27,927
     Decrease in deferred charge          1,927       1,407      64,690
     Decrease in accounts payable     (     312)  (     378)  (   8,736)
     Increase (decrease) in
       gas imbalance payable              6,811   (  36,212)     20,276
     Decrease in accrued liability    (  22,588)  (   6,455)  (  41,946)
                                        -------     -------     -------
   Net cash provided by operating
     activities                        $ 46,591    $ 50,178    $ 72,806
                                        -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                $ 10,734    $  3,839    $ 26,596
   Additions to oil and gas
     properties                            -      (     385)  (   1,519)
                                        -------     -------     -------
   Net cash provided by
     investing activities              $ 10,734    $  3,454    $ 25,077
                                        -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  $   -      ($141,400)  ($176,750)
                                        -------     -------     -------
   Net cash used by financing
     activities                        $   -      ($141,400)  ($176,750)
                                        -------     -------     -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                $ 57,325   ($ 87,768)  ($ 78,867)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   31,207     118,975     197,842
                                        -------     -------     -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                       $ 88,532    $ 31,207    $118,975
                                        =======     =======     =======

                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 7, 1981. Dyco Petroleum Corporation ("Dyco") is the General
      Partner of the Program. Affiliates of Dyco owned 3,318 (47.4%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 1999, 1998, and 1997 were $0.11, $0.15, and $0.31, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1998 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 2,371 Mcf, resulting in prepaid lease operating expenses of $1,927. At December 31, 1999, none of the Program's wells were underproduced.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 96,485 Mcf, resulting in accrued lease operating expenses of $56,362. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 97,134 Mcf, resulting in accrued lease operating expenses of $78,950.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on three wells by $17,787 (11,858 Mcf). At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on five wells by $10,976 (7,317
      Mcf). These amounts were recorded as gas imbalance payables at December 31, 1999 and 1998 in accordance with the sales method.


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

2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $67,397, $67,858, and $74,456, respectively, of which $50,052 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

                The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 1999, 1998, and 1997:


             Purchaser            1999      1998      1997
             ---------            -----     -----     -----

             El Paso Energy
               Marketing
               Company            92.5%     95.8%     91.3%

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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:




                                               December 31,
                                       ----------------------------
                                           1999           1998
                                       -------------  -------------

     Proved properties                  $41,106,260    $41,116,994

     Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance            ( 41,071,066)  ( 41,063,036)
                                         ----------     ----------

     Net oil and gas properties         $    35,194    $    53,958
                                         ==========     ==========


      Cost Incurred

           The Program incurred no oil and gas property acquisition or exploration costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:


                                         December 31,

                                    ------------------------
                                     1999     1998     1997
                                    ------   ------   ------

           Development costs        $  -     $  385   $1,519
                                     =====    =====    =====

      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.






                                      1999                   1998                    1997
                               ------------------     ------------------      ------------------
                                 Oil         Gas        Oil       Gas           Oil       Gas
                               (Bbls)       (Mcf)     (Bbls)     (Mcf)        (Bbls)     (Mcf)
                               -------    ---------   -------  ---------      -------  ---------
Proved reserves,
   beginning of year            2,930      451,772     3,369    289,130        6,894    393,628

Revisions of previous
   estimates                       52        9,843    (  122)   263,932          252   ( 19,620)

Sales of reserves                -        (    904)   (  137)  (  6,929)      (3,608)  ( 24,297)

Extensions and discoveries       -            -         -          -            -         3,680

Production                     (   88)    ( 70,822)   (  180)  ( 94,361)      (  169)  ( 64,261)
                                -----      -------     -----    -------        -----    -------
Proved reserves,
   end of year                  2,894      389,889     2,930    451,772        3,369    289,130
                                =====      =======     =====    =======        =====    =======
Proved developed reserves:
   Beginning of year            2,930      451,772     3,369    289,130        6,894    393,628
                                -----      -------     -----    -------        -----    -------
   End of year                  2,894      389,889     2,930    451,772        3,369    289,130
                                =====      =======     =====    =======        =====    =======

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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


            NAME         AGE          POSITION WITH DYCO
      ----------------   ---   --------------------------------
      Dennis R. Neill     47   President and Director

      Patrick M. Hall     41   Chief Financial Officer

      Judy K. Fox         48   Secretary


      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

        Compensation/Reimbursement to Dyco and its affiliates
                 Three Years Ended December 31, 1999

Type of Compensation/Reimbursement(1)              Expense
-------------------------------------     -------------------------
                                           1999     1998     1997
                                          -------  -------  -------
Compensation:
   Operations                               (2)      (2)      (2)

Reimbursements:
   General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)      $50,052  $50,052  $50,052
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

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:



                              Salary Reimbursement
                       Three Years Ended December 31, 1999

                                                           Long Term Compensation
                                                       -------------------------------
                             Annual Compensation              Awards            Payouts
                          -------------------------    ---------------------    -------
                                                                     Securi-
                                              Other                   ties                  All
     Name                                     Annual   Restricted    Under-                Other
      and                                    Compen-     Stock       lying       LTIP     Compen-
   Principal              Salary     Bonus   sation     Award(s)    Options/    Payouts   sation
   Position        Year     ($)       ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------    ----   -------   -------  -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)(2)    1997     -         -        -         -            -           -         -
                   1998     -         -        -         -            -           -         -
                   1999     -         -        -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1997   $29,901     -        -         -            -           -         -
                   1998   $29,621     -        -         -            -           -         -
                   1999   $30,572     -        -         -            -           -         -
---------------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2000 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                    Number of
                                                      Units
                                                   Beneficially
                                                  Owned (Percent
            Beneficial Owner                      of Outstanding)
-----------------------------------------       -----------------

Samson Resources Company                            3,324 (47.5%)

All directors, officers, and affiliates
   of Dyco as a group and Dyco (5 persons)          3,324 (47.5%)



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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 47.5% of the Program's outstanding Units as of March 1, 2000. The Program Agreement permits Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Program as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

               *23.1 Consent of Ryder Scott  Company,  L.P. for Dyco Oil and Gas
                     Program  1981-1  Limited Partnership.

               *27.1 Financial  Data  Schedule   containing   summary  financial
                     information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.


                -------------------
                *  Filed herewith.


      (b)  Reports on Form 8-K filed during the fourth quarter of 1999:

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

                               DYCO OIL AND GAS PROGRAM 1981-1
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 16, 2000

                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill   President and         March 16, 2000
      -------------------     Director (Principal
         Dennis R. Neill      Executive Officer)

      //s// Patrick M. Hall   Chief Financial       March 16, 2000
      -------------------     Officer (Principal
         Patrick M. Hall      Financial and
                              Accounting Officer)

      //s// Judy K. Fox      Secretary              March 16, 2000
      -------------------
         Judy K. Fox

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

*23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1978-1 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


-------------------
*  Filed herewith.