Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1981-1
filed 2000-08-03
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                                  0-10442



                       DYCO OIL AND GAS PROGRAM 1981-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2000             1999
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $133,098         $ 88,532
   Accrued oil and gas sales                       34,149           27,008
                                                 --------         --------
      Total current assets                       $167,247         $115,540

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            32,875           35,194
                                                 --------         --------
                                                 $200,122         $150,734
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,427         $  2,535
   Gas imbalance payable                           17,787           17,787
                                                 --------         --------
      Total current liabilities                  $ 20,214         $ 20,322

ACCRUED LIABILITY                                $ 56,362         $ 56,362

PARTNERS' CAPITAL:
   General Partner, 70 general
      partner units                              $  1,234         $    739
   Limited Partners, issued and
      outstanding, 7,000 Units                    122,312           73,311
                                                 --------         --------
      Total Partners' capital                    $123,546         $ 74,050
                                                 --------         --------
                                                 $200,122         $150,734
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                             $47,780           $62,414
   Interest                                        1,607               295
                                                 -------           -------
                                                 $49,387           $62,709

COSTS AND EXPENSES:
   Oil and gas production                        $ 6,970           $10,284
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     528             2,557
   General and administrative
      (Note 2)                                     8,021            13,437
                                                 -------           -------
                                                 $15,519           $26,278
                                                 -------           -------

NET INCOME                                       $33,868           $36,431
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   339           $   364
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $33,529           $36,067
                                                 =======           =======
NET INCOME PER UNIT                              $  4.79           $  5.15
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                             $89,795           $89,235
   Interest                                        2,839               604
                                                 -------           -------
                                                 $92,634           $89,839

COSTS AND EXPENSES:
   Oil and gas production                        $17,212           $30,681
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,275             5,191
   General and administrative
      (Note 2)                                    23,651            39,025
                                                 -------           -------
                                                 $43,138           $74,897
                                                 -------           -------

NET INCOME                                       $49,496           $14,942
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   495           $   149
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $49,001           $14,793
                                                 =======           =======
NET INCOME PER UNIT                              $  7.00           $  2.11
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                    2000            1999
                                                  --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 49,496         $14,942
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   2,275           5,191
      (Increase) decrease in accrued oil
        and gas sales                            (   7,141)            806
      Increase (decrease) in accounts
        payable                                  (     108)            240
                                                  --------         -------
   Net cash provided by operating
      activities                                  $ 44,522         $21,179
                                                  --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $     44         $10,270
                                                  --------         -------
   Net cash provided by investing
      activities                                  $     44         $10,270
                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $      -         $     -
                                                  --------         -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 44,566         $31,449

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              88,532          31,207
                                                  --------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $133,098         $62,656
                                                  ========         =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $8,021 and $13,437, respectively, of which $6,441 and $12,513, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $23,651 and $39,025, respectively, of which $12,882 and $25,026, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2000              1999
                                                  -------           -------
      Oil and gas sales                           $47,780           $62,414
      Oil and gas production expenses             $ 6,970           $10,284
      Barrels produced                                 16                31
      Mcf produced                                 14,171            28,677
      Average price/Bbl                           $ 24.25           $ 14.42
      Average price/Mcf                           $  3.34           $  2.16

      As shown in the table above, total oil and gas sales decreased $14,634 (23.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this decrease, approximately $31,000 was related to a decrease in volumes of gas sold, which was partially offset by an increase of approximately $18,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 15 barrels and 14,506 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $24.25 per barrel and $3.34 per Mcf, respectively, for the three months ended June 30, 2000 from $14.42 per barrel and $2.16 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,314 (32.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold. This decrease was partially offset by an increase in production taxes as a result of a refund received during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 14.6% for the three months ended June 30, 2000 from 16.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,029 (79.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in the oil and gas prices used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.1% for the three months ended June 30, 2000 from 4.1% for the three months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $5,416 (40.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the three months ended June 30, 2000 from 21.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                   2000              1999
                                                  -------           -------
      Oil and gas sales                           $89,795           $89,235
      Oil and gas production expenses             $17,212           $30,681
      Barrels produced                                 45                57
      Mcf produced                                 31,057            45,720
      Average price/Bbl                           $ 30.49           $ 13.16
      Average price/Mcf                           $  2.85           $  1.94

      As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. An increase in oil and gas sales of approximately $28,000 related to an increase in the average price of gas sold was substantially offset by a decrease of approximately $28,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 12 barrels and 14,663 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on two wells during the three months ended June 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $30.49 per barrel and $2.85 per Mcf, respectively, for the six months ended June 30, 2000 from $13.16 per barrel and $1.94 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,469 (43.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) workover expenses incurred on one well during the six months ended June 30, 1999 in order to improve the recovery of reserves and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by a production tax refund received during the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 19.2% for the six months ended June 30, 2000 from 34.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,916 (56.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in the oil and gas prices used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 2.5% for the six months ended June 30, 2000 from 5.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $15,374 (39.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 26.3% for the six months ended June 30, 2000 from 43.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 3, 2000        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 3, 2000        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.