Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1981-1
filed 2000-11-08
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                            Commission File Number
 September 30, 2000                                     0-10442



                       DYCO OIL AND GAS PROGRAM 1981-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 35,720         $ 88,532
   Accrued oil and gas sales                       40,276           27,008
                                                 --------         --------
      Total current assets                       $ 75,996         $115,540

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            31,336           35,194
                                                 --------         --------
                                                 $107,332         $150,734
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,087         $  2,535
   Gas imbalance payable                           17,787           17,787
                                                 --------         --------
      Total current liabilities                  $ 19,874         $ 20,322

ACCRUED LIABILITY                                $ 56,362         $ 56,362

PARTNERS' CAPITAL:
   General Partner, 70 general
      partner units                              $    309         $    739
   Limited Partners, issued and
      outstanding, 7,000 Units                     30,787           73,311
                                                 --------         --------
      Total Partners' capital                    $ 31,096         $ 74,050
                                                 --------         --------
                                                 $107,332         $150,734
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                             $69,925           $41,238
   Interest                                        1,855               724
                                                 -------           -------
                                                 $71,780           $41,962

COSTS AND EXPENSES:
   Oil and gas production                        $11,275           $11,905
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,562               761
   General and administrative
      (Note 2)                                     9,993            14,677
                                                 -------           -------
                                                 $22,830           $27,343
                                                 -------           -------

NET INCOME                                       $48,950           $14,619
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   489           $   147
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $48,461           $14,472
                                                 =======           =======
NET INCOME PER UNIT                              $  6.92           $  2.07
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $159,720          $130,473
   Interest                                        4,694             1,328
                                                --------          --------
                                                $164,414          $131,801

COSTS AND EXPENSES:
   Oil and gas production                       $ 28,487          $ 42,586
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,837             5,952
   General and administrative
      (Note 2)                                    33,644            53,702
                                                --------          --------
                                                $ 65,968          $102,240
                                                --------          --------

NET INCOME                                      $ 98,446          $ 29,561
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    984          $    296
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 97,462          $ 29,265
                                                ========          ========
NET INCOME PER UNIT                             $  13.92          $   4.18
                                                ========          ========
UNITS OUTSTANDING                                  7,070             7,070
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                    2000            1999
                                                  --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 98,446         $29,561
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   3,837           5,952
      Decrease in accrued oil and gas
        sales                                    (  13,268)       (  2,467)
      Increase (decrease) in accounts
        payable                                  (     448)              3
                                                  --------         -------
   Net cash provided by operating
      activities                                  $ 88,567         $33,049
                                                  --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $     21         $10,269
                                                  --------         -------
   Net cash provided by investing
      activities                                  $     21         $10,269
                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($141,400)        $     -
                                                  --------         -------
   Net cash used by financing
      activities                                 ($141,400)        $     -
                                                  --------         -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 52,812)        $43,318

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              88,532          31,207
                                                  --------         -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 35,720         $74,525
                                                  ========         =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $9,993 and $14,677, respectively, of which $6,441 and $12,513, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $33,644 and $53,702, respectively, of which $19,323 and $37,539, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2000              1999
                                                  -------           -------
      Oil and gas sales                           $69,925           $41,238
      Oil and gas production expenses             $11,275           $11,905
      Barrels produced                                 40                 -
      Mcf produced                                 16,613            16,948
      Average price/Bbl                           $ 27.75           $     -
      Average price/Mcf                           $  4.14           $  2.43

      As shown in the table above, total oil and gas sales increased $28,687 (69.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $28,000 was related to an increase in the average price of gas sold.
      Volumes of oil sold increased 40 barrels, while volumes of gas sold decreased 335 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The average oil price was $27.75 per barrel for the three months ended September 30, 2000. Average gas prices increased to $4.14 per Mcf for the three months ended September 30, 2000 from $2.43 per Mcf for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $630 (5.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the three months ended September 30, 2000 from 28.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $801 (105.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense increased to 2.2% for the three months ended September 30, 2000 from 1.8% for the three months ended September 30, 1999. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $4,684 (31.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 14.3% for the three months ended September 30, 2000 from 35.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000              1999
                                                 --------          --------
      Oil and gas sales                          $159,720          $130,473
      Oil and gas production expenses            $ 28,487          $ 42,586
      Barrels produced                                 85                57
      Mcf produced                                 47,670            62,668
      Average price/Bbl                          $  29.20          $  14.65
      Average price/Mcf                          $   3.30          $   2.07

      As shown in the table above, total oil and gas sales increased $29,247 (22.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $59,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $31,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 28 barrels, while volumes of gas sold decreased 14,998 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one well during the nine months ended September 30, 1999 and
      (ii) normal declines in production. Average oil and gas prices increased to $29.20 per barrel and $3.30 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.65 per barrel and $2.07 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,099 (33.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) workover expenses incurred on one well during the nine months ended September 30, 1999 in order to improve the recovery of reserves, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) a production tax refund received during the nine months ended September 30, 2000. These decreases were partially offset by a production tax refund received during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 17.8% for the nine months ended September 30, 2000 from 32.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,115 (35.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) an increase in the gas price used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 2.4% for the nine months ended September 30, 2000 from 4.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $20,058 (37.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 21.1% for the nine months ended September 30, 2000 from 41.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                                    DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1981-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.