Form 10-K405
period 2000-12-31
DYCO OIL & GAS PROGRAM 1981-1
filed 2001-03-23
CIK 702402

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

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

      ITEM 1.     BUSINESS...................................................3
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................11
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......11

PART II.....................................................................11

      ITEM 5.     MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                  AND RELATED LIMITED PARTNER MATTERS.......................11
      ITEM 6.     SELECTED FINANCIAL DATA...................................12
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................14
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................19
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............20
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................33

PART III....................................................................33

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........33
      ITEM 11.    EXECUTIVE COMPENSATION....................................34
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................37
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............37

PART IV.....................................................................39

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K..................................................39
SIGNATURES..................................................................41

                                     PART I

ITEM 1.    BUSINESS

      General

      The Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program") is a Minnesota limited partnership engaged in the production of oil and gas. The Program commenced operations on February 7, 1981 with the primary financial objective of investing its limited partners' subscriptions in the drilling of oil and gas prospects and then distributing to its limited partners all available cash flow from the Program's on-going production operations. Dyco Petroleum Corporation ("Dyco") serves as the General Partner of the Program. Samson Resources Company, an affiliate of Dyco, currently owns one-half of the Program's Units of limited partnership interest, making the Program a 50% subsidiary of Samson Resources Company. See "Item 2. Properties" for a description of the Program's reserves and properties.

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 97.3% of the Program's oil and gas sales during the year ended December 31, 2000. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

      The Program's principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Program. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Competition and Marketing

      The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

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


ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 2000.

                              Well Statistics(1)
                            As of December 31, 2000

                 Gross productive wells(2):
                    Oil                                    -
                    Gas                                   12
                                                          --
                      Total                               12

                 Net productive wells(3):
                    Oil                                    -
                    Gas                                  .57
                                                         ---
                      Total                              .57

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

      Drilling Activities

      The Program did not participate in any drilling activities during 2000.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.



                              Net Production Data

                                                  Year Ended December 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------

Production:
   Oil (Bbls)(1)                                  122          88         180
   Gas (Mcf)(2)                                75,219      70,822      94,361

Oil and gas sales:
   Oil                                       $  3,583    $  1,421    $  2,469
   Gas                                        258,615     157,275     190,556
                                              -------     -------     -------
     Total                                   $262,198    $158,696    $193,025
                                              =======     =======     =======
Total direct operating expenses(3)           $ 29,958    $ 35,823    $ 35,473
                                              =======     =======     =======
Direct operating expenses as a
   percentage of oil and gas sales              11.4%       22.6%       18.4%

Average sales price:
   Per barrel of oil                           $29.37      $16.15      $13.72
   Per Mcf of gas                                3.44        2.22        2.02

Direct operating expenses per
   equivalent Mcf of gas(4)                    $  .39      $  .50      $  .37

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


      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The high oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 2000 will actually be realized for such production. Dyco believes that it is unlikely that prices will remain at their current high levels.

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



                              Proved Reserves and
                               Net Present Value
                             From Proved Reserves

                          As of December 31, 2000(1)

Estimated proved reserves:
   Gas (Mcf)                                                         401,249
   Oil and liquids (Bbls)                                              3,242

Net present value (discounted at 10% per annum)                   $1,716,169

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


      Significant Properties

      As of December 31, 2000 the Program's properties consist of 12 gross (.57 net) productive wells. The Program also owns a non-working interest in an additional 15 wells. Affiliates of the Program operate 5 (19%) of its total wells. All of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.

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

      There were no matters submitted to a vote of the limited partners during 2000.

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

                                    Repurchase         Cash
                                      Price        Distributions
                                    ----------     -------------

            1999:
               First Quarter           $23              $ -
               Second Quarter           23                -
               Third Quarter            51                -
               Fourth Quarter           51                -

            2000:
               First Quarter           $51              $ -
               Second Quarter           51                -
               Third Quarter            65               20
               Fourth Quarter           45                -

            2001:
               First Quarter           $45              $ -


      As of March 1, 2001, the Program had 7,000 Units outstanding and approximately 2,000 Limited Partners of record.


ITEM 6.     SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."








                             Selected Financial Data

                                                       December 31,
                                   --------------------------------------------------------
                                     2000        1999        1998        1997        1996
                                   --------    --------    --------    --------    --------
Summary of Operations:
   Oil and gas sales               $262,198    $158,696    $193,025    $166,664    $249,207
   Total revenues                   267,630     160,898     197,393     171,476     256,349

   Lease operating expenses          15,367      29,641      20,807      75,972     101,809
   Production taxes                  14,591       6,182      14,666      10,453      19,946
   General and administrative
     expenses                        41,668      67,397      67,858      74,456      69,892
   Depreciation, depletion, and
     amortization of oil and gas
     properties                       2,866       8,030      14,032      20,411      21,854

   Net income (loss)                193,138      49,648      80,030   (   9,816)     42,848
     per Unit                         27.32        7.02       11.32   (    1.39)       6.06
   Cash distributions               141,400        -        141,400     176,750        -
     per Unit                            20        -             20          25        -

Summary Balance Sheet Data:
   Total assets                     166,418     150,734     117,175     221,590     438,562
   Partners' capital                125,788      74,050      24,402      85,772     272,338



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Program's revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Program's profitability) depend on a number of factors that are beyond the control of the Program. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for gas increased from approximately $2.34 per Mcf at December 31, 1999 to approximately $9.23 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $23.75 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is unlikely that future oil and gas prices will remain as high as those experienced at December 31, 2000.

      Results of Operations

                   Year Ended December 31, 2000 Compared to
                         Year Ended December 31, 1999
                   ----------------------------------------

      Total oil and gas sales increased $103,502 (65.2%) in 2000 as compared to 1999. Of this increase, approximately $92,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 34 barrels and 4,397 Mcf, respectively, in 2000 as compared to 1999. Average oil and gas prices increased to $29.37 per barrel and $3.44 per Mcf, respectively, in 2000 from $16.15 per barrel and $2.22 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,865 (16.4%) in 2000 as compared to 1999. This decrease was primarily due to (i) workover expenses incurred on one well during 1999 in order to improve the recovery of reserves and (ii) a production tax refund received during 2000. These decreases were partially offset by (i) a production tax refund received during 1999 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 11.4% in 2000 from 22.6% in 1999.
This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,164 (64.3%) in 2000 as compared to 1999. This decrease was primarily due to (i) an increase in the gas price used in the valuation of reserves at December 31, 2000 as compared to December 31, 1999 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 2000. As a percentage of oil and gas sales, this expense decreased to 1.1% in 2000 from 5.1% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $25,729 (38.2%) in 2000 as compared to 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 15.9% in 2000 from 42.5% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the Program's proved reserve quantities at December 31, 2000 would have a remaining life of approximately 5.3 years for gas reserves. Assuming average production levels for the three years ended December 31, 2000, the Program's proved oil reserve quantities at December 31, 2000 would have a remaining life of approximately 24.9 years. These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

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

      The Program's Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998 include proceeds from the sale of oil and gas properties. It is possible that the Program's future repurchase values and the amount or likelihood of future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Program's remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Program's remaining properties.

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2.
Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1981-1 Limited Partnership, a Minnesota limited partnership, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 16, 2001

                           DYCO OIL AND GAS PROGRAM
                          1981-1 LIMITED PARTNERSHIP
                                Balance Sheets
                          December 31, 2000 and 1999

                                    ASSETS
                                    ------
                                                           2000        1999
                                                         --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 86,891    $ 88,532
   Accrued oil and gas sales                               50,242      27,008
                                                          -------     -------
     Total current assets                                $137,133    $115,540

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                                        28,872      35,194

DEFERRED CHARGE                                               413        -
                                                          -------     -------

                                                         $166,418    $150,734
                                                          =======     =======

                       LIABILITIES AND PARTNERS' CAPITAL
                      ----------------------------------
CURRENT LIABILITIES:
   Accounts payable                                      $  2,543    $  2,535
   Gas imbalance payable                                     -         17,787
                                                          -------     -------
     Total current liabilities                           $  2,543    $ 20,322

ACCRUED LIABILITY                                        $ 38,087    $ 56,362

PARTNERS' CAPITAL:
   General Partner, 70 general
     partner units                                       $  1,256    $    739
   Limited Partners, issued and
     outstanding, 7,000 Units                             124,532      73,311
                                                          -------     -------
   Total Partners' capital                               $125,788    $ 74,050
                                                          -------     -------

                                                         $166,418    $150,734
                                                          =======     =======





                    The accompanying notes are an integral
                      part of these financial statements

                           DYCO OIL AND GAS PROGRAM
                          1981-1 LIMITED PARTNERSHIP
                           Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                           2000         1999          1998
                                         --------     --------     --------
REVENUES:
   Oil and gas sales                     $262,198     $158,696     $193,025
   Interest                                 5,432        2,202        4,368
                                          -------      -------      -------
                                         $267,630     $160,898     $197,393

COSTS AND EXPENSES:
   Lease operating                       $ 15,367     $ 29,641     $ 20,807
   Production taxes                        14,591        6,182       14,666
   Depreciation, depletion, and
     amortization of oil and
     gas properties                         2,866        8,030       14,032
   General and administrative              41,668       67,397       67,858
                                          -------      -------      -------
                                         $ 74,492     $111,250     $117,363
                                          -------      -------      -------
NET INCOME                               $193,138     $ 49,648     $ 80,030
                                          =======      =======      =======
GENERAL PARTNER (1%) -
   NET INCOME                            $  1,931     $    496     $    800
                                          =======      =======      =======
LIMITED PARTNERS (99%) -
   NET INCOME                            $191,207     $ 49,152     $ 79,230
                                          =======      =======      =======
NET INCOME per Unit                      $  27.32     $   7.02     $  11.32
                                          =======      =======      =======
UNITS OUTSTANDING                           7,070        7,070        7,070
                                          =======      =======      =======




                    The accompanying notes are an integral
                      part of these financial statements

                           DYCO OIL AND GAS PROGRAM
                          1981-1 LIMITED PARTNERSHIP
         Statements of Changes in Partners' Capital For the Years Ended
                        December 31, 2000, 1999, and 1998

                                         General      Limited
                                         Partner     Partners        Total
                                        --------    ----------    ----------

Balances at December 31, 1997            $  857      $ 84,915      $ 85,772
   Cash distributions                   ( 1,414)    ( 139,986)    ( 141,400)
   Net income                               800        79,230        80,030
                                          -----       -------       -------

Balances at December 31, 1998            $  243      $ 24,159      $ 24,402
   Net income                               496        49,152        49,648
                                          -----       -------       -------

Balances at December 31, 1999            $  739      $ 73,311      $ 74,050
   Cash distributions                   ( 1,414)    ( 139,986)    ( 141,400)
   Net income                             1,931       191,207       193,138
                                          -----       -------       -------

Balances at December 31, 2000            $1,256      $124,532      $125,788
                                          =====       =======       =======




                     The accompanying notes are an integral
                      part of these financial statements.

                                 DYCO OIL AND GAS PROGRAM
                                1981-1 LIMITED PARTNERSHIP
                                 Statements of Cash Flows
                   For the Years Ended December 31, 2000, 1999, and 1998

                                              2000         1999          1998
                                           ----------    ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $193,138      $ 49,648      $ 80,030
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion,
       and amortization of oil
       and gas properties                     2,866         8,030        14,032
     (Increase) decrease in accrued
       oil and gas sales                  (  23,234)        3,075     (   2,246)
     (Increase)decrease in
       deferred charge                    (     413)        1,927         1,407
     Increase (decrease in
       accounts payable                           8     (     312)    (     378)
     Increase (decrease) in
       gas imbalance payable              (  17,787)        6,811     (  36,212)
     Decrease in accrued liability        (  18,275)    (  22,588)    (   6,455)
                                            -------       -------       -------
   Net cash provided by operating
     activities                            $136,303      $ 46,591      $ 50,178
                                            -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
     and gas properties                    $  3,456      $ 10,734      $  3,839
   Additions to oil and gas
     properties                                -             -        (     385)
                                            -------       -------       -------
   Net cash provided by
     investing activities                  $  3,456      $ 10,734      $  3,454
                                            -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($141,400)     $   -        ($141,400)
                                            -------       -------       -------
   Net cash used by financing
     activities                           ($141,400)     $   -        ($141,400)
                                            -------       -------       -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   ($  1,641)     $ 57,325     ($ 87,768)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       88,532        31,207       118,975
                                            -------       -------       -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $ 86,891      $ 88,532      $ 31,207
                                            =======       =======       =======

                     The accompanying notes are an integral
                      part of these financial statements.

              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                         Notes to Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

            The Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on February 7, 1981. Dyco Petroleum Corporation ("Dyco") is the General
      Partner of the Program. Affiliates of Dyco owned 3,497 (50.0%) of the Program's Units at December 31, 2000.

            The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.


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


      Oil and Gas Properties

            Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended December 31, 2000, 1999, and 1998, were $0.04, $0.11, and $0.15, respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

            The Deferred Charge at December 31, 2000 represents costs deferred for lease operating expenses incurred in connection with the Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 923 Mcf, resulting in prepaid lease operating expenses of $413. At December 31, 1999, none of the Program's wells were underproduced.


      Accrued Liability

            The Accrued Liability at December 31, 2000 and 1999 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 85,168 Mcf, resulting in accrued lease operating expenses of $38,087. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 96,485 Mcf, resulting in accrued lease operating expenses of $56,362.

      Oil and Gas Sales and Gas Imbalance Payable

            The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on three wells by $17,787 (11,858 Mcf). This amount was recorded as a gas imbalance payable at December 31, 1999 in accordance with the sales method. At December 31, 2000, no such liability was recorded.


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

      Income Taxes

            Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements. During 2000, upon Samson Resources Company's ownership of Units first exceeding 50% and as required by IRS Regulations, the Program's tax year was changed from January 1/December 31 in order to coincide with Samson's tax year of July 1/June 30.

2.    TRANSACTIONS WITH RELATED PARTIES

            Under  the  terms of the  Program  Agreement,  Dyco is  entitled  to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Program. During the years ended December 31, 2000, 1999, and 1998, such expenses totaled $41,668, $67,397, and $67,858, respectively, of which $25,764, $50,052, and $50,052, respectively, were paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchaser individually accounted for 10% or more of the combined oil and gas sales of the Program for the years ended December 31, 2000, 1999, and 1998:


               Purchaser               2000        1999        1998
               ---------               -----       -----       -----

               El Paso Energy
                 Marketing
                 Company               97.3%       92.5%       95.8%

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

      Capitalized Costs

            The  Program's  capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:

                                                       December 31,
                                             -------------------------------
                                                 2000              1999
                                             -------------     -------------

     Proved properties                        $41,102,804       $41,106,260

     Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance                  ( 41,073,932)     ( 41,071,066)
                                               ----------        ----------

     Net oil and gas properties               $    28,872       $    35,194
                                               ==========        ==========


      Cost Incurred

            The Program incurred no oil and gas property acquisition or exploration costs during 2000, 1999, and 1998. Costs incurred by the Program in connection with its oil and gas property development activities during 2000, 1999, and 1998 were as follows:

                                                December 31,
                                          ---------------------------
                                           2000       1999      1998
                                          ------     ------    ------

            Development costs             $  -       $  -      $  385



      Quantities of Proved Oil and Gas Reserves - Unaudited

            Set forth below is a summary of the changes in the net quantities of the Program's proved oil and gas reserves for the years ended December 31, 2000, 1999, and 1998. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.





                                             2000                      1999                       1998
                                    ---------------------      --------------------       --------------------
                                      Oil          Gas           Oil         Gas            Oil         Gas
                                    (Bbls)        (Mcf)        (Bbls)       (Mcf)         (Bbls)       (Mcf)
                                    -------     ---------      -------    ---------       -------    ---------
Proved reserves,
   beginning of year                 2,894       389,889        2,930      451,772         3,369      289,130

Revisions of previous
   estimates                           470        86,588           52        9,843        (  122)     263,932

Sales of reserves                     -         (      9)        -        (    904)       (  137)    (  6,929)

Production                          (  122)     ( 75,219)      (   88)    ( 70,822)       (  180)    ( 94,361)
                                     -----       -------        -----      -------         -----      -------
Proved reserves,
   end of year                       3,242       401,249        2,894      389,889         2,930      451,772
                                     =====       =======        =====      =======         =====      =======
Proved developed reserves:
   Beginning of year                 2,894       389,889        2,930      451,772         3,369      289,130
                                     -----       -------        -----      -------         -----      -------
   End of year                       3,242       401,249        2,894      389,889         2,930      451,772
                                     =====       =======        =====      =======         =====      =======

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's estimated recoverable reserves as of December 31, 2000 were determined using oil and gas prices of $23.85 per barrel and $8.94 per Mcf, respectively.


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:




                                    Dyco 1981-1 Program
                                    -------------------

                                                            2000
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------

Total Revenues                 $43,247           $49,387           $71,780          $103,216
Gross Profit (1)                33,005            42,417            60,505           101,745
Net Income                      15,628            33,868            48,950            94,692
Limited Partners'
   Net Income
   Per Unit                       2.21              4.79              6.92             13.40




                                                            1999
                              ---------------------------------------------------------------
                                First            Second             Third            Fourth
                               Quarter           Quarter           Quarter           Quarter
                              ---------         ---------         ---------         ---------

Total Revenues                 $27,130           $62,709           $41,962          $ 29,097
Gross Profit (1)                 6,733            52,425            30,057            35,860
Net Income (Loss)             ( 21,489)           36,431            14,619            20,087
Limited Partners'
   Net Income (Loss)
   Per Unit                   (   3.04)             5.15              2.07              2.84

-----------------------
(1) Total revenues less oil and gas production expenses.

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


            NAME             AGE           POSITION WITH DYCO
      ----------------       ---    --------------------------------
      Dennis R. Neill         49    President and Director

      Patrick M. Hall         42    Chief Financial Officer

      Judy K. Fox             50    Secretary


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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 2000:


             Compensation/Reimbursement to Dyco and its affiliates
                      Three Years Ended December 31, 2000

Type of Compensation/Reimbursement(1)                      Expense
-------------------------------------           -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
Compensation:
   Operations                                     (2)        (2)        (2)

Reimbursements:
   General and Administrative,
     Geological, and Engineering
     Expenses and Direct Expenses(3)            $25,764    $50,052    $50,052
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

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing, and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 2000:







                                            Salary Reimbursement
                                     Three Years Ended December 31, 2000

                                                                        Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                    All
     Name                                            Annual     Restricted       Under-                  Other
      and                                           Compen-       Stock          lying        LTIP      Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts    sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)        ($)
---------------       ----    -------     -------   -------     ----------      --------     -------    -------
Dennis R. Neill,
President(1)(2)       1998      -           -         -           -               -            -           -
                      1999      -           -         -           -               -            -           -
                      2000      -           -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)         1998    $29,621       -         -           -               -            -           -
                      1999    $30,572       -         -           -               -            -           -
                      2000    $15,291       -         -           -               -            -           -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2001 by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                            Number of
                                                              Units
                                                           Beneficially
                                                          Owned (Percent
            Beneficial Owner                              of Outstanding)
-----------------------------------------               -----------------

Samson Resources Company                                  3,499  (50.0%)

All directors, officers, and affiliates
   of Dyco as a group and Dyco (5 persons)                3,499  (50.0%)



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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 50% of the Program's outstanding Units as of March 1, 2001, making the Program a 50% subsidiary of Resources. The Program Agreement permits Resources to independently vote its Units. Resources' majority Unit ownership will determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules, and Exhibits.

            (1) Financial Statements: The following financial statements for the Program as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 are filed as part of this report:

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


                  -------------------
                  *  Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                                    DYCO OIL AND GAS PROGRAM 1981-1
                                    LIMITED PARTNERSHIP

                                    By:  DYCO PETROLEUM CORPORATION
                                         General Partner

                                         March 23, 2001

                                    By:  /s/ Dennis R. Neill
                                         ------------------------------
                                         Dennis R. Neill
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill          President and            March 23, 2001
      -------------------          Director (Principal
         Dennis R. Neill           Executive Officer)

      /s/ Patrick M. Hall          Chief Financial          March 23, 2001
      -------------------          Officer (Principal
         Patrick M. Hall           Financial and
                                   Accounting Officer)

      /s/ Judy K. Fox              Secretary                March 23, 2001
      -------------------
         Judy K. Fox

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



-------------------
*  Filed herewith.