Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1981-1
filed 2001-05-07
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                                 0-10442



                       DYCO OIL AND GAS PROGRAM 1981-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                     Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $153,828         $ 86,891
   Accrued oil and gas sales                       56,052           50,242
                                                 --------         --------
      Total current assets                       $209,880         $137,133

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            26,843           28,872

DEFERRED CHARGE                                       413              413
                                                 --------         --------
                                                 $237,136         $166,418
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,876         $  2,543
                                                 --------         --------
      Total current liabilities                  $  2,876         $  2,543

ACCRUED LIABILITY                                $ 38,087         $ 38,087

PARTNERS' CAPITAL:
   General Partner, 70 general
      partner units                              $  1,960         $  1,256
   Limited Partners, issued and
      outstanding, 7,000 Units                    194,213          124,532
                                                 --------         --------
      Total Partners' capital                    $196,173         $125,788
                                                 --------         --------
                                                 $237,136         $166,418
                                                 ========         ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $105,324           $42,015
   Interest                                        1,411             1,232
                                                --------           -------
                                                $106,735           $43,247

COSTS AND EXPENSES:
   Oil and gas production                       $ 16,590           $10,242
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,955             1,747
   General and administrative
      (Note 2)                                    17,805            15,630
                                                --------           -------
                                                $ 36,350           $27,619
                                                --------           -------

NET INCOME                                      $ 70,385           $15,628
                                                ========           =======
GENERAL PARTNER (1%) - net income               $    704           $   156
                                                ========           =======
LIMITED PARTNERS (99%) - net income             $ 69,681           $15,472
                                                ========           =======
NET INCOME PER UNIT                             $   9.96           $  2.21
                                                ========           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                ========           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                    2001            2000
                                                  --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 70,385        $ 15,628
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   1,955           1,747
      (Increase) decrease in accrued oil
        and gas sales                            (   5,810)             38
      Increase (decrease) in accounts
        payable                                        333       (      12)
      Increase in payable to General
        Partner                                          -           2,000
                                                  --------        --------
   Net cash provided by operating
      activities                                  $ 66,863        $ 19,401
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $     74        $      4
                                                  --------        --------
   Net cash provided by investing
      activities                                  $     74        $      4
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                  $      -        $      -
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 66,937        $ 19,405

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              86,891          88,532
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $153,828        $107,937
                                                  ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the Program incurred such expenses totaling $17,805 and $15,630, respectively, of which $6,441 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001              2000
                                                 --------           -------
      Oil and gas sales                          $105,324           $42,015
      Oil and gas production expenses            $ 16,590           $10,242
      Barrels produced                                 29                29
      Mcf produced                                 14,892            16,886
      Average price/Bbl                          $  28.79           $ 33.93
      Average price/Mcf                          $   7.02           $  2.43

      As shown in the table above, total oil and gas sales increased $63,309 (150.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was related to an increase in the average price of gas sold. Volumes of oil sold remained constant for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Volumes of gas sold decreased 1,994 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil prices decreased to $28.79 per barrel for the three months ended March 31, 2001 from $33.93 per barrel for the three months ended March 31, 2000. Average gas prices increased to $7.02 per Mcf for the three months ended March 31, 2001 from $2.43 per Mcf for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,348 (62.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) legal expenses incurred on one well during the three months ended March 31, 2001 related to a settlement agreement. These increases were partially offset by the sale of one well during late 2000. As a percentage of oil and gas sales, these expenses decreased to 15.8% for the three months ended March 31, 2001 from 24.4% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $208 (11.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to an increase in the average price of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. As a percentage of oil and gas sales, this expense decreased to 1.9% for the three months ended March 31, 2001 from 4.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $2,175 (13.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to increases in (i) printing and postage expenses, (ii) reserve study fees, and (iii) professional fees. As a percentage of oil and gas sales, these expenses decreased to 16.9% for the three months ended March 31, 2001 from 37.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer