Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1981-1
filed 2001-08-08
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                                  0-10442



                       DYCO OIL AND GAS PROGRAM 1981-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1411953
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $35,941         $ 86,891
   Accrued oil and gas sales                       36,671           50,242
                                                  -------         --------
      Total current assets                        $72,612         $137,133

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            20,737           28,872

DEFERRED CHARGE                                       413              413
                                                  -------         --------
                                                  $93,762         $166,418
                                                  =======         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 2,037         $  2,543
                                                  -------         --------
      Total current liabilities                   $ 2,037         $  2,543

ACCRUED LIABILITY                                 $38,087         $ 38,087

PARTNERS' CAPITAL:
   General Partner, 70 general
      partner units                               $   535         $  1,256
   Limited Partners, issued and
      outstanding, 7,000 Units                     53,103          124,532
                                                  -------         --------
      Total Partners' capital                     $53,638         $125,788
                                                  -------         --------
                                                  $93,762         $166,418
                                                  =======         ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                             $50,472           $47,780
   Interest                                        1,662             1,607
                                                 -------           -------
                                                 $52,134           $49,387

COSTS AND EXPENSES:
   Oil and gas production                        $ 7,691           $ 6,970
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,057               528
   General and administrative
      (Note 2)                                     8,171             8,021
                                                 -------           -------
                                                 $17,919           $15,519
                                                 -------           -------

NET INCOME                                       $34,215           $33,868
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $   342           $   339
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $33,873           $33,529
                                                 =======           =======
NET INCOME PER UNIT                              $  4.83           $  4.79
                                                 =======           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======           =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          --------

REVENUES:
   Oil and gas sales                            $155,796           $89,795
   Interest                                        3,073             2,839
                                                --------           -------
                                                $158,869           $92,634

COSTS AND EXPENSES:
   Oil and gas production                       $ 24,281           $17,212
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,012             2,275
   General and administrative
      (Note 2)                                    25,976            23,651
                                                --------           -------
                                                $ 54,269           $43,138
                                                --------           -------

NET INCOME                                      $104,600           $49,496
                                                ========           =======
GENERAL PARTNER (1%) - net income               $  1,046           $   495
                                                ========           =======
LIMITED PARTNERS (99%) - net income             $103,554           $49,001
                                                ========           =======
NET INCOME PER UNIT                             $  14.79           $  7.00
                                                ========           =======
UNITS OUTSTANDING                                  7,070             7,070
                                                ========           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                    2001            2000
                                                  --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $104,600        $ 49,496
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   4,012           2,275
      (Increase) decrease in accrued
        oil and gas sales                           13,571       (   7,141)
      Decrease in accounts payable               (     506)      (     108)
                                                  --------        --------
   Net cash provided by operating
      activities                                  $121,677        $ 44,522
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $  4,123        $     44
                                                  --------        --------
   Net cash provided by investing
      activities                                  $  4,123        $     44
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($176,750)       $      -
                                                  --------        --------
   Net cash used by financing
      activities                                 ($176,750)       $      -
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 50,950)       $ 44,566

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              86,891          88,532
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 35,941        $133,098
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $8,171 and $8,021, respectively, of which $6,441 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $25,976 and $23,651, respectively, of which $12,882 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2001              2000
                                                  -------           -------
      Oil and gas sales                           $50,472           $47,780
      Oil and gas production expenses             $ 7,691           $ 6,970
      Barrels produced                                 39                16
      Mcf produced                                 11,324            14,171
      Average price/Bbl                           $ 27.21           $ 24.25
      Average price/Mcf                           $  4.36           $  3.34

      As shown in the table above, total oil and gas sales increased $2,692 (5.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $12,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $10,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 23 barrels, while volumes of gas sold decreased 2,847 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the receipt of a reduced percentage of sales on one well during the three months ended June 30, 2001 due to gas balancing and (ii) normal declines in production. As of the date of this Quarterly Report, Management expects the gas balancing adjustment to continue for the forseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil and gas prices increased to $27.21 per barrel and $4.36 per Mcf, respectively, for the three months ended June 30, 2001 from $24.25 per barrel and $3.34 per Mcf, respectively, for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $721 (10.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a production tax refund received during the three months ended June 30, 2000. This increase was partially offset by
      (i) the sale of one well during late 2000 and (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses increased to 15.2% for the three months ended June 30, 2001 from 14.6% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,528 (289.6%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 4.1% for the three months ended June 30, 2001 from 1.1% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $150 (1.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the three months ended June 30, 2001 from 16.8% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  --------          -------
      Oil and gas sales                           $155,796          $89,795
      Oil and gas production expenses             $ 24,281          $17,212
      Barrels produced                                  68               45
      Mcf produced                                  26,216           31,057
      Average price/Bbl                           $  27.88          $ 30.49
      Average price/Mcf                           $   5.87          $  2.85

      As shown in the table above, total oil and gas sales increased $66,001 (73.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $79,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $14,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 23 barrels, while volumes of gas sold decreased 4,841 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the receipt of a reduced percentage of sales on one well during the six months ended June 30, 2001 due to gas balancing and (ii) normal declines in production. As of the date of this Quarterly Report, Management expects the gas balancing adjustment to continue for the forseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil prices decreased to $27.88 per barrel for the six months ended June 30, 2001 from $30.49 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.87 per Mcf for the six months ended June 30, 2001 from $2.85 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,069 (41.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) the settlement of a royalty dispute on one well during the six months ended June 30, 2001, and (iii) a production tax refund received during the six months ended June 30, 2000. These increases were partially offset by the (i) sale of one well during late 2000 and (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 15.6% for the six months ended June 30, 2001 from 19.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,737 (76.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 2.6% for the six months ended June 30, 2001 from 2.5% for the six months ended June 30, 2000.

      General and administrative expenses increased $2,325 (9.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 16.7% for the six months ended June 30, 2001 from 26.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer