Form 10-Q
period 2002-06-30
DYCO OIL & GAS PROGRAM 1981-1
filed 2002-08-05
CIK 702402

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                        Commission File Number
   June 30, 2002                                     0-10442



                       DYCO OIL AND GAS PROGRAM 1981-1
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1411953
(State or other jurisdiction            (I.R.S. Employer Identification
   of incorporation or                               Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002            2001
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $129,955         $ 96,490
   Accrued oil and gas sales                       27,007           24,900
                                                 --------         --------
      Total current assets                       $156,962         $121,390

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            15,369           17,374

DEFERRED CHARGE                                       313              313
                                                 --------         --------
                                                 $172,644         $139,077
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,224         $  2,047
   Gas imbalance payable                           13,841           13,841
                                                 --------         --------
      Total current liabilities                  $ 18,065         $ 15,888

ACCRUED LIABILITY                                $ 30,887         $ 30,887

PARTNERS' CAPITAL:
   General Partner, 70 general
      partner units                              $  1,236         $    922
   Limited Partners, issued and
      outstanding, 7,000 Units                    122,456           91,380
                                                 --------         --------
      Total Partners' capital                    $123,692         $ 92,302
                                                 --------         --------
                                                 $172,644         $139,077
                                                 ========         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                 -------          -------

REVENUES:
   Oil and gas sales                             $41,037          $50,472
   Interest                                          436            1,662
                                                 -------          -------
                                                 $41,473          $52,134

COSTS AND EXPENSES:
   Oil and gas production                        $ 8,924          $ 7,691
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,103            2,057
   General and administrative
      (Note 2)                                     8,107            8,171
                                                 -------          -------
                                                 $18,134          $17,919
                                                 -------          -------

NET INCOME                                       $23,339          $34,215
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   233          $   342
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $23,106          $33,873
                                                 =======          =======
NET INCOME PER UNIT                              $  3.30          $  4.83
                                                 =======          =======
UNITS OUTSTANDING                                  7,070            7,070
                                                 =======          =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                 -------          --------

REVENUES:
   Oil and gas sales                             $72,930          $155,796
   Interest                                          843             3,073
                                                 -------          --------
                                                 $73,773          $158,869

COSTS AND EXPENSES:
   Oil and gas production                        $16,802          $ 24,281
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,972             4,012
   General and administrative
      (Note 2)                                    23,609            25,976
                                                 -------          --------
                                                 $42,383          $ 54,269
                                                 -------          --------

NET INCOME                                       $31,390          $104,600
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $   314          $  1,046
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $31,076          $103,554
                                                 =======          ========
NET INCOME PER UNIT                              $  4.44          $  14.79
                                                 =======          ========
UNITS OUTSTANDING                                  7,070             7,070
                                                 =======          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                    2002             2001
                                                 ----------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 31,390         $104,600
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   1,972            4,012
      (Increase) decrease in accrued
        oil and gas sales                        (   2,107)          13,571
      Increase (decrease) in accounts
        payable                                      2,177        (     506)
                                                  --------         --------
   Net cash provided by operating
      activities                                  $ 33,432         $121,677
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                              $     33         $  4,123
                                                  --------         --------
   Net cash provided by investing
      activities                                  $     33         $  4,123
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             $      -        ($176,750)
                                                  --------         --------
   Net cash used by financing
      activities                                  $      -        ($176,750)
                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                    $ 33,465        ($ 50,950)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              96,490           86,891
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $129,955         $ 35,941
                                                  ========         ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1981-1 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1981-1 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2002 and 2001, the Program incurred such expenses totaling $8,107 and $8,171, respectively, of which $6,441 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the Program incurred such expenses totaling $23,609 and $25,976, respectively, of which $12,882 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.


3.    TERMINATION
      -----------

      On July 31, 2002, Dyco mailed a notice letter (the "Notice") to the limited partners of its election to terminate the Program effective
      October 31, 2002 pursuant to the terms of the Partnership Agreement governing the Program (the "Agreement") and the Minnesota Revised Limited Partnership Act (the "Act").

      As provided in the Agreement and under the Act, the Notice will cause dissolution of the Program ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Program may elect to reconstitute the Program with a new general partner as further described below. Due to this uncertainty these financial statements have been prepared on a going concern basis rather than a liquidation basis. It is expected that Dyco as general partner will file a certificate dissolving the partnership with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Program with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreement, withdraw their limited partner interests in any or all of the Program's properties by taking their share of the Program's properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Program, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Program. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreement, a majority in interest of the limited partners may vote to reconstitute the Program and continue its activities as a partnership with a newly appointed general partner. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. Dyco and its affiliates own approximately 50% of the Program's units. It is expected that they would vote "no" on any vote to reconstitute the Program.

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


TERMINATION
-----------

      On July 31, 2002 Dyco notified the limited partners of its election to terminate the Program effective October 31, 2002. See Item 5 - Other Information for more information regarding termination of the Program. However, as described in Item 5 there is a possibility that the Program will be reconstituted and continue its present operations. Due to this uncertainty the financial statements and management's discussion and analysis contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis rather than a liquidation basis. In the event the Program is terminated as expected, then all statements in this Quarterly Report regarding future income, expenses, or other items will not be applicable.

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

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2002             2001
                                                  -------          -------
      Oil and gas sales                           $41,037          $50,472
      Oil and gas production expenses             $ 8,924          $ 7,691
      Barrels produced                                 41               39
      Mcf produced                                 12,403           11,324
      Average price/Bbl                           $ 22.29          $ 27.21
      Average price/Mcf                           $  3.23          $  4.36

      As shown in the table above, total oil and gas sales decreased $9,435 (18.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately $14,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $5,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 2 barrels and 1,079 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Average oil and gas prices decreased to $22.29 per barrel and $3.23 per Mcf, respectively, for the three months ended June 30, 2002 from $27.21 per barrel and $4.36 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,233 (16.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to repair and maintenance expenses incurred on one well during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 21.7% for the three months ended June 30, 2002 from 15.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $954 (46.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.7% for the three months ended June 30, 2002 from 4.1% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 19.8% for the three months ended June 30, 2002 from 16.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                   2002              2001
                                                  -------          --------
      Oil and gas sales                           $72,930          $155,796
      Oil and gas production expenses             $16,802          $ 24,281
      Barrels produced                                 53                68
      Mcf produced                                 26,375            26,216
      Average price/Bbl                           $ 22.32          $  27.88
      Average price/Mcf                           $  2.72          $   5.87

      As shown in the table above, total oil and gas sales decreased $82,866 (53.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $83,000 was related to a decrease in the average price of gas sold. Volumes of oil sold decreased 15 barrels, while volumes of gas sold increased 159 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $22.32 per barrel and $2.72 per

      Mcf, respectively, for the six months ended June 30, 2002 from $27.88 per barrel and $5.87 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,479 (30.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) the settlement of a royalty dispute on one well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 23.0% for the six months ended June 30, 2002 from 15.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,040 (50.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to the decreases in the average prices of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 2.7% for the six months ended June 30, 2002 from 2.6% for the six months ended June 30, 2001.

      General and administrative expenses decreased $2,367 (9.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 32.4% for the six months ended June 30, 2002 from 16.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On July 31, 2002, Dyco mailed a notice letter (the "Notice") to the limited partners of its election to terminate the Program effective
      October 31, 2002 pursuant to the terms of the Partnership Agreement governing the Program (the "Agreement") and the Minnesota Revised Limited Partnership Act (the "Act"). A copy of the Notice is attached to this Quarterly Report on Form 10-Q as an Exhibit.

      As provided in the Agreement and under the Act, the Notice will cause dissolution of the Program ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Program may elect to reconstitute the Program with a new general partner as further described below. It is expected that Dyco as general partner will file a certificate dissolving the partnership with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Program with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreement, withdraw their limited partner interests in any or all of the Program's properties by taking their share of the Program's properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Program, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Program. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreement, a majority in interest of the limited partners may vote to reconstitute the Program and continue its activities as a partnership with a newly appointed general partner. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. As noted in the attached letter, Dyco and its affiliates own approximately 50% of the Program's units. It is expected that they would vote "no" on any vote to reconstitute the Program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            20.1 Letter to the Program's limited partners dated July 31, 2002.

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Program.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1981-1 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 5, 2002               By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 2002               By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer